Form 10-Q
period 2016-09-30
DUO WORLD INC
filed 2016-11-08
CIK 1635136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM ______  TO  ______.

Commission File Number: 0-55698

DUO WORLD, INC.

(Exact name of registrant as specified in its charter)

Nevada	35-2517572
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Duo Software (Pvt.) Ltd.
No. 403 Galle Road
Colombo 03, Sri Lanka	Not applicable
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (870) 505-6540

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 7, 2016, there were 38,567,467 outstanding shares of the Registrant's Common Stock, $.001 par value.

2

Duo World, Inc. and Subsidiaries
Consolidated Financial Statements
September 30, 2016
(Unaudited)

CONTENTS

Page(s)

Consolidated Balance Sheets - September 30, 2016 (unaudited) and March 31, 2016	F-2

Consolidated Statements of Operations and Comprehensive Income / (Loss) for the three and six months ended September 30, 2016 and September 30, 2015 (unaudited)	F-3

Consolidated Statements of Cash Flows for the six months ended September 30, 2016 and September 30, 2015 (unaudited)	F-4

Notes to the Consolidated Financial Statements (unaudited)	F-5 – F-15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Duo World, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2016	March 31, 2016
	(Un-audited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$28,875	$91,106
Accounts receivable - trade	666,748	512,685
Prepaid expenses and other current assets	262,868	249,745
Accrued Revenue	738	31,154
Total Current Assets	959,229	884,690

Non Current Assets
Property and equipment, net of accumulated depreciation	62,563	105,790
Intangible assets, net	501,467	382,352
Deferred taxes	17,999	18,070
Total Non Current Assets	582,029	506,212

Total Assets	$1,541,258	$1,390,902

LIABILITIES and SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$266,873	$377,376
Payroll, employee benefits, severance	197,474	121,395
Short Term Borrowings	354,323	227,578
Due to related parties	181,616	163,738
Payable for acquisition	185,762	185,762
Taxes payable	57,400	38,978
Accruals and other payables	82,580	83,441
Deferred revenue	5,762	9,954
Total Current liabilities	1,331,790	1,208,222

Long Term Liabilities
Due to related parties	1,206,221	1,194,668
Total Long Term liabilities	1,206,221	1,194,668

Total liabilities	$2,538,011	$2,402,890

Commitments and contingencies (Note xx)

Shareholders’ Deficit
Ordinary shares: $0.001 par value per share; 90,000,000 shares authorized; 38,567,467 and 38,060,000 shares issued and outstanding, respectively	$38,567	$38,060
Convertible series “A” preferred shares: $0.001 par value per share; 10,000,000 shares authorized; 5,500,000 and 5,500,000 shares issued and outstanding, respectively	5,500	5,500
Additional Paid in Capital	907,456	601,560
Accumulated deficit	(2,040,109)	(1,733,937)
Accumulated other comprehensive income	91,833	76,829
Total shareholders’ deficit	(996,753)	(1,011,988)

Total Liabilities and Shareholders´ Deficit	$1,541,258	$1,390,902

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended,		For the six months ended,
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenue	$312,390	$351,781	$641,117	$668,131
Cost of revenue (exclusive of depreciation presented below)	(66,095)	(100,198)	(142,324)	(169,510)
Gross Income	246,295	251,582	498,793	498,621

Operating Expenses
Research and Development	12,615	14,550	19,626	45,303
General and Administrative	128,714	160,313	514,226	651,094
Salaries and casual wages	113,360	92,227	208,860	186,688
Selling and distribution	3,317	8,488	6,631	15,352
Depreciation	8,701	9,160	48,424	16,786
Amortization of Web Site Development	480	330	1,226	737
Allowance for bad debts	44,820	-	44,820	-
Total operating expenses	312,006	285,068	843,813	915,960

Loss before other income (expenses)	$(65,711)	$(33,486)	$(345,020)	$(417,339)

Other income (expenses):
Interest expense	$(5,484)	$(8,288)	$(10,476)	$(16,294)
Gain on debt extinguishment	-	-	-	13,247
Other income	21	27	245	47
Bank charges	(524)	(525)	(1,728)	(1,052)
Exchange gain / (loss)	6,008	8,886	8,660	6,794
Total other (income) and expenses	21	101	(3,299)	2,743

Loss before provision for income taxes:	$(65,691)	$(33,385)	$(348,319)	$(414,596)

Provision for income taxes	-	(548)	-	(1,112)

Net loss	$(65,691)	$(33,934)	$(348,319)	$(415,708)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Shares Outstanding	38,567,467	38,060,000	38,498,096	37,530,601

Comprehensive Income (Loss):
Unrealized foreign currency translation gain	$5,577	$38,279	$15,004	$25,217
Net loss	(65,691)	(33,934)	(348,319)	(415,708)
Comprehensive Income (Loss)	$(60,114)	$4,345	$(333,315)	$(390,492)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended,
	September 30, 2016	September 30, 2015

Operating activities:
Loss before provision for income taxes	$(348,319)	$(414,596)

Adjustments to reconcile net loss to cash provided by operating activities:

Depreciation	49,650	17,523
Bad debts	44,820	-
(Gain) / loss on disposals	-	-
Interest on loan	-	6,678
Previous period adjustments	42,146	-
Stock issued as payment for accrued interest	15,000	-
Stock issued for services	223,600	-
Product development cost written off	70,067	89,589

Changes in assets and liabilities:

Accounts receivable - trade	(198,883)	(18,978)
Prepayments	17,293	189,322
Deferred taxes	-	603
Accounts Payable	(110,503)	69,134
Payroll, employee benefits, severance	76,079	39,748
Payments received in advance - Customers	-	-
Short term overdraft	126,745	14,399
Due to relates parties	17,878	6,420
Payable for acquisition	-	(124,238)
Taxes payable	18,422	(14,455)
Accruals and other payables	(5,053)	(3,454)
Taxes Paid	-	-

Net cash provided by / (used in) operating activities	$38,943	$(142,304)

Investing activities:

Acquisition of Property and Equipment	(9,357)	(43,214)
Sale proceeds of disposal of Property and Equipment	-	-
Intangible assets	(196,595)	(116,131)
Sale proceeds of disposal of Property and Equipment	-	-

Net cash used in investing activities	$(205,952)	$(159,345)

Financing activities:

Long term - Due to related parties	-	(56,594)
Common Stock	142,001	3,460
Preferred Stock	-	500
Additional Paid in Capital	(74,197)	342,540

Net cash provided by financing activities	$67,804	$289,906

Effect of exchange rate changes on cash	36,975	45,583

Net (decrease) / increase in cash	$(62,231)	$33,839

Cash, beginning of period	91,106	10,530

Cash, end of period	$28,875	$44,369

The accompanying notes are an integral part of these consolidated financial statements.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

Note 1 - Organization and Nature of Operations

Duo World Inc. (hereinafter referred to as “Successor” or “Duo”) a private company, was organized under the laws of the state of Nevada on September 19, 2014. Duo Software (Pvt.) Limited (hereinafter referred to as “DSSL” or “Predecessor”), a Sri Lanka based company, was incorporated on 22nd September 2004, in the Democratic Socialist Republic of Sri Lanka, as a limited liability company. Duo Software (Pte.) Limited (hereinafter referred to as “DSS” or “Predecessor”), a Singapore based company, was incorporated on 5th June 2007 in the Republic of Singapore as a limited liability company. DSS also includes its wholly owned subsidiary, Duo Software India (Private) Limited (India) which was incorporated on 30th August 2007, under the laws of India.

On November 12, 2014, Duo Software (Pvt.) Limited (DSSL) and Duo Software Pte. Limited (DSS) executed a reverse recapitalization with Duo World Inc. (Duo). Duo (Successor) is a holding company that conducts operations through its wholly owned subsidiaries DSSL and DSS (Predecessors) in Sri Lanka, Singapore and India. The consolidated entity is referred to as “the Company”. The Company, having its development center in Colombo, has been in the space of developing products and services for the subscription-based industry. The Company’s application (“Duo Subscribe”, “Duo Contact”, “Digin”, “Facetone” and SmoothFlow) run on its core platform “DuoWorld” and is a provider of solutions in the space of Customer Life Cycle Management, Subscriber Billing, Data analytics and Work Flow.

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and disclosures necessary for a comprehensive presentation of consolidated financial position, results of operations, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statements presentation.

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report, which contains the audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended March 31, 2016. The interim results for the period ended September 30, 2016 are not necessarily indicative of results for the full fiscal year.

Note 3 - Summary of Significant Accounting Policies

Basis of Consolidation

Duo World Inc. is the parent company of its 100% subsidiaries Duo Software (Pvt.) Limited (DSSL) and Duo Software Pte Limited (DSS). Duo Software Pte Limited is the parent company of its 100% subsidiary Duo Software India (Private) Limited (India). All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future non-confirming events. Accordingly, the actual results could differ from those estimates. The most significant estimates relate to the timing and amounts of revenue recognition, the recognition and disclosure of contingent liabilities and the collectability of accounts receivable.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

Risks and Uncertainties

The Company’s operations are subject to significant risk and uncertainties including financial, operational, competition and potential risk of business failure. Product revenues are concentrated in the application software industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect operating results

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with various high quality financial institutions and we monitor the credit ratings of those institutions. The Company’s sales are primarily to the companies located in Sri Lanka, Singapore, Indonesia and India. The Company performs ongoing credit evaluations of our customers, and the risk with respect to trade receivables is further mitigated by the diversity, both by geography and by industry, of the customer base. Accounts receivable are due principally from the companies understated contract terms.

Provisions

A provision is recognized when the company has present obligations as a result of past event, it is probable that an outflow of resources embodying economic benefits will be required to settle the obligations and reliable estimate can be made of amount of the obligation. Provisions are not discounted at their present value and are determined based on the best estimate required to settle the obligation at the reporting date. These estimates are reviewed at each reporting date and adjusted to reflect the current best estimates.

Accounts Receivable and Provision for Doubtful Accounts

The Company recognizes accounts receivable in connection with the products sold and services provided and have strong policies and procedures for the collection receivables from its clients. However, there are inevitably occasions when the receivables due to the company, cannot be collected and therefore has to be written off as bad debts. While the debt collection process is being pursued, an assessment is made of the likelihood of the receivable being collectable. A provision is therefore made against the outstanding receivable to reflect that component that may not become collectable. The company is in the practice of provisioning for doubtful debts based on the period outstanding as per the following:

Trade receivables outstanding:	Provision
Over 24 months	100%
Over 18 months	50%
Over 15 months	25%
Over 12 months	10%
Over 9 months	5%

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2016 and March 31, 2016, there were no cash equivalents.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are their local currencies. For financial reporting purposes, these currencies have been translated into United States Dollars ($) and/or USD as the reporting currency. All assets and liabilities denominated in foreign functional currencies are translated into U.S. dollars at the closing exchange rate on the balance sheet date and equity balances are translated at historical rates. Revenues, costs and expenses in foreign functional currencies are translated at the average rate of exchange during the period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of shareholders’ deficit as “accumulated other comprehensive income (loss)”. Gains and losses resulting from foreign currency transactions are included in the statement of operations and comprehensive income / (loss) as other income (expense).

Fixed assets

Fixed assets (including leasehold improvements) are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed utilizing the straight-line method over the estimated useful lives of the related assets. The estimated salvage value is considered as NIL. Amortization of leasehold improvements is computed utilizing the straight-line method over the estimated benefit period of the related assets, which may not exceed 15 years, or the lease term, if shorter. Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of the property and equipment, are expensed as incurred. In case of sale or disposal of an asset, the cost and related accumulated depreciation are removed from the consolidated financial statements.

Useful lives of the fixed assets are as follows:

Furniture & Fittings	5 years
Improvements to lease hold assets	Lease term
Office equipment	5 years
Computer equipment (Data Processing Equipment)	3 years
Website development	4 years

For the financial year ending March 31, 2016, the useful life of Computer Equipment and Website development were assumed to be 5 years.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of by sale would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs related to the sale, and are no longer depreciated. The assets and liabilities of a group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Fair Value Measurements and Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value maybe based on assumptions that market participants would use in pricing an asset or liability.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

Revenue Recognition, Deferred& Accrued Revenue

The Company recognizes revenue from the sale of software licenses and related services in accordance with ASC Topic 605, Revenue Recognition. ASC Topic 605 sets forth guidance as to when revenue is realized or realizable and earned, which is generally, when all of the following criteria are met:

●	Persuasive evidence of an arrangement exists. Evidence of an arrangement generally consists of a contract or purchase order signed by the customer.

●	Delivery has occurred or services have been performed. Services are considered delivered as the work is performed or, in the case of maintenance, over the contractual service period. The Company uses written evidence of customer acceptance to verify delivery or completion of any performance terms.

●	The seller’s price to the buyer is fixed or determinable. The Company assesses whether the sales price is fixed or determinable based on payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

●	Collectability is reasonably assured. The Company assesses collectability primarily based on the creditworthiness of the customer as determined by credit checks and related analysis, as well as the Customer’s payment history, economic conditions in the customer’s industry and geographic location and general economic conditions. If we do not consider collection of a fee to be probable, we defer the revenue until the fees are collected, provided all other conditions for revenue recognition have been met.

The Company typically licenses its products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the number of site installations and the number of authorized users. Currently, Duo is offering two major products from which it generates its revenue they are “Duo Contact” & “Duo Subscribe”. In the case of “Duo Contact”, Duo offers license to use software to its clients under an agreement. Invoices are raised monthly over the term of agreement, and it recognizes revenue monthly over the term of the underlying arrangement. In the case of “Duo Subscribe”, Duo sells its software license along with software implementation and annual maintenance services under an agreement with various clients. The Company raises invoice on key milestone basis as defined in the agreement. Revenue recognition is based on stage of completion basis. Revenues from consulting and training services are typically recognized as the services are performed.

The Company offers annual maintenance programs on its licenses that provide for technical support and updates to the Company’s software products. Maintenance fees are bundled with license fees in the initial licensing period and charged separately for renewals of annual maintenance in subsequent years. Fair value for maintenance is based upon either renewal rates stated in the contracts or separate sales of renewals to customers. Revenue is recognized ratably, or daily, over the term of the maintenance period, which is typically one year.

For the quarters ended September 30, 2016 and 2015, the Company received only cash as consideration for sale of licenses and related services rendered.

For the six months ended September 30, 2016 and September 30, 2015, the Company had following concentrations of revenue with customers:

Customer	September 30, 2016	September 30, 2015

Megamedia	37.00%	32.40%
DEN Networks	25.41%	26.54%
Hutchison	13.09%	13.54%
Topaz TV	7.94%	-
HelloCorp	3.28%	3.68%
BOC	2.88%	-
Mediatama	2.04%	8.61%
Dish Media	1.05%	6.13%
Singer Sri Lanka	0.80%	0.76%
DFCC Vardana	0.25%	1.44%
Medianet	-	2.62%
Other misc. customers	6.27%	4.27%
	100%	100%

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

Deferred Revenue - Deferred revenue represents advance payments for software licenses, services, and maintenance billed in advance of the time revenue is recognized. As at September 30, 2016 and March 31, 2016, deferred revenue was $5,762 and $9,954 respectively.

Accrued Revenue/Unbilled Accounts Receivable - Accrued revenue/Unbilled accounts receivable primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period. As at September 30, 2016 and March 31, 2016, unbilled/accrued revenues were $738 and $31,154 respectively.

Cost of Revenue

Cost of revenue mainly includes purchases, product implementation costs, amortization of product development, Developer support and implementation, and consultancy fees related to the products offered by Duo. The aggregate cost related to the software implementations including support and consulting services pertaining to the revenue recognized during the reporting period, is recognized as Cost of Revenue.

Product research and development

Product research and development expenses consist primarily of salary and benefits for the Company’s development and technical support staff, contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services. Costs incurred for software development prior to technological feasibility are expensed as product research and development costs in the period incurred. Once the point of technological feasibility is reached, which is generally the completion of a working prototype that has no critical bugs and is a release candidate; development costs are capitalized until the product is ready for general release and are classified within “Intangibles assets” in the accompanying consolidated balance sheets. The Company amortizes capitalized software development costs using the greater of the ratio of the products’ current gross revenues to the total of current gross revenues and expected gross revenues or on a straight-line basis over the estimated economic life of the related product, which is typically four years.

During the quarters ending on September 30, 2016 and 2015, product research and development cost of $105,803 and $65,600, respectively, was capitalized as “Intangible assets”.

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expenses were incurred during the three months ended September 30, 2016 and 2015.

Comprehensive Income

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from April 1, 2013 through September 30, 2016, includes only foreign currency translation gains (losses), and is presented in the Company’s consolidated statements of comprehensive income.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the periods ending on September 30, 2016 and March 31, 2016 were as follows:

Foreign Currency Translation gains (losses)
Balance, March 31, 2016	$76,829
Translation rate gain during the period	9,427
Balance, June 30, 2016	$86,256
Translation rate gain during the period	5,577
Balance, September 30, 2016	$91,833

Recent Accounting Pronouncements

The Company has reviewed accounting pronouncements that were issued as of September 30, 2016 and believes that these pronouncements are not applicable to the Company, or that they will not have a material impact on the Company’s financial position or results of operations.

Note 4 – Accounts Receivable

Following is a summary of accounts receivable as at September 30, 2016 and March 31, 2016;

	September 30, 2016	March 31, 2016
Accounts receivable – Trade	$872,810	$674,823
Less: Provision for doubtful debts	(206,062)	(162,138)
	$666,748	$512,685

At September 30, 2016 and March 31, 2016, the Company had following concentrations of accounts receivable with customers:

Customer	September 30, 2016	March 31, 2016
Megamedia	51.65%	28.92%
Digicable	10.19%	23.68%
DEN Networks	16.59%	11.97%
Dish Media	6.50%	5.55%
Topas	5.25%	1.62%
MediaNet	2.38%	3.54%
Mediatama	1.52%	1.86%
Hutchison	1.24%	2.45%
Fastway	-	5.54%
Pentavision	-	4.51%
Technosat	-	3.15%
Other Misc. receivables	4.70%	7.22%
	100%	100%

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

Note 5 – Prepaid Expenses and Other Current Assets

Following is a summary of prepaid expenses and other current assets as at September 30, 2016 and March 31, 2016;

	September 30, 2016	March 31, 2016
Security deposits	$23,537	$24,132
WHT receivable	202,689	205,632
Staff loan and advances	518	1,052
Travel advance	163	-
Supplier advance	7,147	1,786
ESC receivable	6,044	6,131
Insurance prepayment	402	1,632
Prepayments	472	1,526
Other receivables	21,896	7,854
	$262,868	$249,745

Note 6 – Property and Equipment

Following table illustrates net book value of property and equipment as at September 30, 2016 and March 31, 2016;

	September 30, 2016	March 31, 2016
Office equipment	$19,519	$19,802
Furniture & fittings	217,371	220,526
Computer equipment (Data Processing Equipment)	477,417	479,273
Improvements to lease hold assets	1,965	1,993
Website Development	14,228	10,487
	730,500	732,082
Less: Accumulated depreciation and amortization	(667,937)	(626,292)
Net fixed assets	$62,563	$105,790

Depreciation and amortization expense for the six months ended September 30, 2016 and 2015 was $49,650 and $17,523 respectively.

Note 7 – Intangible Assets

Intangible assets comprise of capitalization of certain costs pertaining to product development, which meet the criteria as set forth above under Note 3. Following table illustrates the movement in intangible assets as at September 30, 2016 and March 31, 2016:

	September 30, 2016	March 31, 2016
Opening Balance	$382,352	$327,542
Add: Costs capitalized during the period	196,595	276,197
Less: Amount written –off during the period	(70,067)	(202,311)
Translational loss	(7,413)	(19,076)
Net Intangible Assets	$501,467	$382,352

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

Note 8 – Short-term Borrowings

Following is a summary of short-term borrowings as at September 30, 2016 and March 31, 2016;

	September 30, 2016	March 31, 2016
Yenom (Pvt.) Limited	$-	$13,636
PAN Asia Bank – Short term overdraft	212,624	213,804
Commercial Bank	3,444	138
Other Borrowings	138,255	-
	$354,323	$227,578

Bank overdraft facility, obtained from Pan Asia Banking Corporation PLC, contains an interest rate of 9.61% per annum up to $ 101,846 and 11.35% per annum up to $ 207,383.

Note 9 – Due to Related Parties

Due to Related Parties – Short term

From time to time, the Company receives advances from related parties such as officers, directors or principal shareholders in the normal course of business. Loans and advances received from related parties are unsecured and non-interest bearing. Balances outstanding to these persons for less than 12 months are presented under current liabilities in the accompanying consolidated financial statements. As of September 30, 2016 and March 31, 2016, the Company owed directors $181,616 and $163,738 respectively.

Due to Related Parties – Long term

Balances outstanding to related parties for more than 12 months are presented under long-term liabilities in the accompanying consolidated financial statements. Related party loan in the Balance sheet of Duo software Pte. Ltd was recognized at cost as of September 30, 2016, and at amortized cost as of March 31, 2016. As of September 30, 2016 and March 31, 2016, the Company owed directors $1,206,221 and $1,194,668 respectively.

Note 10 – Taxes Payable

The taxes payable comprise of items listed below as at September 30, 2016 and March 31, 2016;

	September 30, 2016	March 31, 2016
Stamp Duty Payable	$54	$51
PAYE	51,783	33,718
Tax payable	5,563	5,209
	$57,400	$38,978

Note 11 – Accruals and Other Payables

Following is a summary of accruals and other payables as at September 30, 2016 and March 31, 2016;

	September 30, 2016	March 31, 2016
Audit fee payable	$-	$4,715
Accrued expenses	7,028	7,860
Other payables	75,552	70,866
	$82,580	$83,441

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

Note 12 – Cost of Revenue

Following is the summary of cost of revenue for the six months ending September 30, 2016 and 2015;

	September 30, 2016	September 30, 2015
Purchases	$19,696	$52,680
Implementation and onsite support cost	22,904	6,522
Product development cost written off	69,996	89,857
Consultancy, contract basis employee cost	19,007	12,895
Developer support and implementation	10,721	7,556
	$142,324	$169,510

Note 13 – General and Administrative Expenses

Following is the summary of general and administrative expenses for the six months ending September 30, 2016 and 2015;

	September 30, 2016	September 30, 2015
Directors remuneration	$52,741	$55,806
EPF	23,607	21,165
ETF	5,902	5,292
Bonus	24,961	15,410
Vehicle allowance	28,614	25,329
Staff welfare	8,748	7,026
Penalties / Late payment charges	2,951	2,092
Office rent	35,892	32,653
Electricity charges	8,214	10,596
Office maintenance	8,164	12,088
Telephone charges	6,793	7,119
Travelling expense	1,718	29,056
Printing and stationery	886	1,301
Office expenses	1,252	1,115
Computer maintenance	3,697	10,313
Internet charges	6,634	5,214
Courier and postage	418	276
Security charges	1,696	2,026
Training and development	130	288
Insurance expense	1,172	771
Professional fees	25,372	1,380
Secretarial fees	411	24
Un-claimable VAT input/ Irrecoverable tax	23,249	19,248
Software Rentals	12,993	10,931
Other professional services	219,650	350,327
Audit fee	2,564	20,000
Transfer agent fees	1,235	1,710
Filling fee and subscription	2,756	-
Stamp duty expenses	451	-
Legal fee	1,005	-
Gratuity	-	2,538
Other expenses	350	-
	$514,226	$651,094

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

Note 14 – Selling and Distribution Expenses

Following is the summary of selling and distribution expenses for the six months ending on September 30, 2016 and 2015;

	September 30, 2016	September 30, 2015
Marketing Expenses	$570	$9,568
Vehicle hire charges	3,221	3,408
Vehicle running expense	2,416	700
Foreign Travel	424	1,400
Advertisement	-	194
Visa expenses	-	82
	$6,631	$15,352

Note 15 - Equity

(A)	Common Stock

As at September 30, 2016, the Company had 90,000,000 authorized common shares having a par value of $0.001. The ordinary shares are designated with the following rights:

●	Voting rights: Common shareholders can attend at annual general meeting to cast vote or use a proxy.

●	Right to elect board of directors: Common shareholders control the Company through their right to elect the company’s board of directors.

●	Right to share income and assets: Common shareholders have the right to share company’s earnings equally on a per-share basis in the form of dividend. Similarly, in the event of liquidation, shareholders have claim on assets that remain after meeting the obligation to accrued taxes, accrued salary and wages, creditors including bondholders (if any) and preferred shareholders. Thus, common shareholders are residual claimants of the company’s income and assets.

During the six months ended September 30, 2016, the Company issued following common shares:

Date	Type	No. of Shares	Valuation
04/22/2016	Stock issued to PPM-2 investor	188,000	$141,000
04/22/2016	Stock issued to PPM-2 investor	13,334	10,001
04/27/2016	Stock issued for services	46,133	34,600
04/27/2016	Stock issued for services	240,000	180,000
04/27/2016	Stock issued as payment for accrued interest	20,000	15,000
		507,467	$380,600

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

(B)	Preferred Stock

As at September 30, 2016, the Company had 10,000,000 authorized series “A” preferred shares having a par value of $0.001 per share. The preferred shares are designated with the following conversion rights:

●	One preferred share will convert into ten (10) common shares no earlier than 24 months and 1 day after the issuance.

During the six months ended September 30, 2016, the Company has not issued any new preferred shares.

Note 16 - Commitments and Contingencies

The Company consults with legal counsel on matters related to litigation and other experts both within and outside the Company with respect to matters in the ordinary course of business. The Company does not have any contingent liabilities in respect of legal claims arising in the ordinary course of business.

Duo entered into a lease commitment for its Sri Lanka office amounting to $186,645 with Happy Building Management Company for a period of 3 years in 2016. Duo entered into another lease commitment for its Indian office amounting to $1,224 on April 1, 2016 with Regus Office Center Services Pvt. Limited for a period of 1 year.

Guarantee provided by the company existed on the balance sheet date are as follows:

Date	Description	Amount
9/23/2011	Performance Bond for BOC Tender	$10,383
10/31/2011	Advance payment Bond for BOC Tender	2,076
5/15/2013	Guarantee for Lanka Clear	2,182
10/9/2012	Guarantee for CEB	346
7/31/2014	Guarantee for SLT	587
8/10/2015	Guarantee for LOLC	1,659
		$17,233

The company has not provided any guarantees other than those mentioned above.

Note 17 - General

Figures have been rounded off to the nearest dollar and the comparative figures have been re-arranged / reclassified, wherever necessary, to facilitate comparison.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Forward - Looking Statement

The following discussion and analysis of the results of operations and financial condition of Duo World, Inc. should be read in conjunction with the unaudited financial statements, and the related notes. References to “we,” “our,” or “us” in this section refers to the Company and its subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

●	the volatile and competitive nature of our industry,

●	the uncertainties surrounding the rapidly evolving markets in which we compete,

●	the uncertainties surrounding technological change of the industry,

●	our dependence on its intellectual property rights,

●	the success of marketing efforts by third parties,

●	the changing demands of customers and

●	the arrangements with present and future customers and third parties.

Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

Our MD&A is comprised of the following sections:

A.	Business Overview

B.	Critical Accounting Policies

C.	Results of operations for the three months ended September 30, 2016 and September 30, 2015

D.	Results of operations for the six months ended September 30, 2016 and September 30, 2015

E.	Financial condition as at September 30, 2016 and March 31, 2016

F.	Liquidity and capital reserves

G.	Milestones for next twelve months (2016-2017)

A.	Business overview:

Duo World Inc. (hereinafter referred to as “Successor” or “Duo”) a private company, was organized under the laws of the state of Nevada on September 19, 2014. Duo Software (Pvt.) Limited (hereinafter referred to as “DSSL” or “Predecessor”), a Sri Lanka based company, was incorporated on September 22, 2004, in the Democratic Socialist Republic of Sri Lanka, as a limited liability company. Duo Software (Pte.) Limited (hereinafter referred to as “DSS” or “Predecessor”), a Singapore based company, was incorporated on June 5, 2007 in the Republic of Singapore as a limited liability company. DSS also includes its wholly-owned subsidiary, Duo Software India (Private) Limited (India) which was incorporated on August 30, 2007, under the laws of India.

Effective December 3, 2014, DSSL and DSS executed a reverse recapitalization with Duo. Duo (Successor) is a holding company that conducts operations through its wholly owned subsidiaries DSSL and DSS (Predecessors) in Sri Lanka, Singapore and India. The consolidated entity is referred to as “the Company”. The Company, having its development center in Colombo, Sri Lanka, has been in the business of developing products and services for the subscription based industry. The Company’s applications (“DuoSubscribe” & “DuoCLM”) run on its core platform “Duo World” and is a provider of solutions for its customers for Customer Life Cycle Management, Subscriber Management, Customer Care, Billing and Contact Center Management.

Our authorized capital consists of 100,000,000 shares of common stock, $0.001 par value, of which 10,000,000 shares of preferred stock, $0.001 par value.

B.	Critical Accounting Policies:

We prepare our consolidated financial statements in accordance with GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of the matters that are inherently uncertain.

Revenue Recognition

The Company recognizes revenue from the sales of software licenses and related services in accordance with ASC Topic 605, Revenue Recognition. ASC Topic 605 sets forth guidance as to when revenue is realized or realizable and earned, which is generally when all of the following criteria are met:

●	Persuasive evidence of an arrangement exists. Evidence of an arrangement generally consists of a contract or purchase order signed by the customer.

●	Delivery has occurred or services have been performed. Services are considered delivered as the work is performed or, in the case of maintenance, over the contractual service period. The Company uses written evidence of customer acceptance to verify delivery or completion of any performance terms.

●	The seller’s price to the buyer is fixed or determinable. The Company assesses whether the sales price is fixed or determinable based on payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

●	Collectability is reasonably assured. The Company assesses collectability primarily based on the creditworthiness of the customer as determined by credit checks and related analysis, as well as the Customer’s payment history, economic conditions in the customer’s industry and geographic location and general economic conditions. If we do not consider collection of a fee to be probable, we defer the revenue until the fees are collected, provided all other conditions for revenue recognition have been met.

Duo typically licenses its products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the number of site installations and the number of authorized users. Currently, Duo is offering two major products from which it generates its revenue: “DuoCLM” and “DuoSubscribe.” In the case of “DuoCLM,” Duo offers licenses to use software to its clients under an End-User License Agreement. Invoices are issued monthly over the term of agreement. Then we recognize revenue monthly over the term of the underlying arrangement. In the case of “DuoSubscribe,” Duo sells its software license along with software implementation and annual maintenance services under an agreement with various clients. Duo invoices on key milestone basis as defined in the agreement. Then we recognize revenue on the basis of stage of completion. Revenues from consulting and training services are typically recognized as the services are performed.

Duo offers annual maintenance programs on its licenses that provide for technical support and updates to Duo’s software products. Maintenance fees are bundled with license fees in the initial licensing period and charged separately for renewals of annual maintenance in subsequent years. Fair value for maintenance is based upon either renewal rates stated in the contracts or separate sales of renewals to customers. Revenue is recognized ratably, or daily, over the term of the maintenance period, which is typically one year.

Provisions

A provision is recognized when the company has present obligations as a result of past event, it is probable that an outflow of resources embodying economic benefits will be required to settle the obligations and reliable estimate can be made of amount of the obligation. Provisions are not discounted at their present value and are determined based on the best estimate required to settle the obligation at the reporting date. These estimates are reviewed at each reporting date and adjusted to reflect the current best estimates.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to financial market risks, primarily changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. All of our revenues are normally generated in U.S. dollars or Sri Lankan rupees. Our expenses are generally denominated in the currencies in which our operations are located, which are primarily in Asia and to a lesser extent in the U.S. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not engaged in any foreign currency hedging strategies. As our international operations grow, we plan to generate revenues in foreign currencies and we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the last three fiscal years. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

C.	Results of operations for the three months ended September 30, 2016 and September 30, 2015:

The Company had revenues amounting to $312,390 and $351,781, respectively, for three months ended September 30, 2016 and September 30, 2015. Following is a breakdown of revenues for both periods:

	September 30, 2016	September 30, 2015	Changes

DuoSubscribe	$230,805	$274,215	$(43,410)
DuoCLM	74,032	72,175	1,857
Software hosting and reselling - FaceTone (Beta/testing version)	2,762	5,391	(2,629)
Facetone	4,791	-	4,791
Total Revenue	$312,390	$351,781	$(39,391)

Total revenue for the three months ended September 30, 2016 has decreased by 11% when compared to September 30, 2015. This small decrease was due to a slight drop in revenue generated by the product DuoSubscribe.

For the three months ended September 30, 2016 and September 30, 2015, the Company had the following concentrations of revenues with customers:

Customer	September 30, 2016	September 30, 2015

A	39.08%	31.01%
B	24.53%	20.40%
C	11.31%	13.83%
D	3.12%	12.31%
Other misc. customers	21.96%	22.45%
	100%	100%

The total cost of sales amounted to $66,095 and $100,198 for the three months ended September 30, 2016 and 2015, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	September 30, 2016	September 30, 2015	Change

Purchases	$12,174	$42,687	$(30,513)
Implementation and onsite support cost	12,150	581	11,568
Product development cost written off	23,975	46,316	(22,341)
Consultancy, contract basis employee cost	7,495	3,716	3,779
Developer support and implementation	10,301	6,898	3,403
Total cost of sales	$66,095	$100,198	$(34,103)

Cost of sales as a percentage to revenue decreased from 28% in September 30, 2015 to 21% in September 30, 2016. Reduction in purchases (outsourced components) was the biggest contributor for the decrease in cost of sales.

The gross income for the three months ended September 30, 2016 and 2015 amounted to $246,295 and $251,582, respectively.

The total operating expenditures amounted to $312,006 and $285,068 for the three months ended September 30, 2016 and 2015, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	September 30, 2016	September 30, 2015	Change

Research and development	$12,615	$14,550	$(1,935)
General and administrative	128,714	160,313	(31,599)
Salaries and benefits	113,360	92,227	21,133
Selling and distribution	3,317	8,488	(5,172)
Depreciation	8,701	9,160	(459)
Amortization of web site development	480	330	150
Allowance for bad debts	44,820	-	44,820
Total operating expenses	$312,006	$285,068	$26,938

Following are the main reasons for the variances in operating expenses of the Company:

Research and Development

During the three months ended September 30, 2016 expenditure on research and development marginally decreased by 13% as most products have completed research and development, and moved on to product development stage.

General and Administrative Cost

The general and administrative expenditure has decreased by 20% in the three months ending September 30, 2016 when compared with the same period in 2015. The main reason for the decrease is the reduction in the audit fees. During the three months ended September 30, 2015, the company incurred additional expenditure related to audits of financial years ending 2013 and 2014, for filling of registration statement.

Salaries and benefits

There was an increase of 23% on account of salaries and benefits during the three months ended September 30, 2016 when compared to the same period in 2015. The development center in Sri Lanka increased its staff salaries and benefits to keep to market rates and remain competitive in attracting talent.

Selling and distribution

There is a decrease of 61% on account of expenditure incurred for selling and distribution activities during the three months ended September 30, 2016, when compared with the three months ended September 30, 2015. The company did not engage in any significant marketing activities during the three months ended September 30, 2016, as it is pooling all of the resources for the launch of the new products during the two succeeding quarters

Allowance for bad debts

During the three months ended September 30, 2016, the company commenced providing allowance for bad debts on a quarterly basis, whereas it was only provided on an annual basis during the previous period.

The loss from operations for the three months ended September 30, 2016 and 2015 amounted to $65,711 and $33,486, respectively.

The Company’s other income and (expenses) for the three months ended September 30, 2016 and 2015 amounted to $21 and $101, respectively. The following table sets forth the Company’s other income and (expenses) analysis for both periods:

	September 30, 2016	September 30, 2015	Change

Interest expense	$(5,484)	$(8,288)	$2,804
Other income	21	27	(6)
Bank charges	(524)	(525)	1
Exchange gain	6,008	8,886	(2,878)
Total other income (expenses)	$21	$101	$(80)

Other income has marginally decreased from $ 101 in the three months ended September 30, 2016 to $21 in the three months ended September 30, 2016. The decrease in total other income (expenses) is due to the decrease in exchange gains and interest expenditure during the three months ended September 30, 2016, when compared to September 30, 2015.

The loss before provision for income taxes for the three months ended September 30, 2016 and 2015 amounted to $65,691 and $33,385, respectively.

The net loss for the three months ended September 30, 2016 and 2015 amounted to $65,691 and $33,934, respectively.

The Company’s comprehensive (loss) / income for the three months ended September 30, 2016 and 2015 amounted to $(60,114) and $4,345, respectively.

Comprehensive Income / (Loss):	September 30, 2016	September 30, 2015
Gain on foreign currency translation	$5,577	$38,279
Net loss	(65,691)	(33,934)
Comprehensive (loss) / income	$(60,114)	$4,345

At September 30, 2016 and March 31, 2016, the Company had 38,567,467 and 38,060,000 common shares issued and outstanding, respectively. The weighted average number of shares for the three months ended September 30, 2016 and September 30, 2015 was 38,567,467 and 38,060,000, respectively. The loss per share for both periods was $(0.00) per share and $(0.00) per share, respectively.

D.	Results of operations for the six months ended September 30, 2016 and September 30, 2015:

The Company had revenues amounting to $641,117 and $668,131, respectively, for six months ended September 30, 2016 and September 30, 2015. Following is a breakdown of revenues for both periods:

	September 30, 2016	September 30, 2015	Changes

DuoSubscribe	$491,697	$521,684	$(29,987)
DuoCLM	139,377	141,056	(1,679)
Software hosting and reselling - FaceTone (Beta/testing version)	5,253	5,391	(138)
Facetone	4,790		4,790
Total Revenue	$641,117	$668,131	$(27,014)

Total revenue for the six months ended September 30, 2016 has marginally decreased by 4% when compared to six months ending September 30, 2015. This small decrease is due to slight a drop in revenue generated by the product DuoSubscribe

For the six months ended September 30, 2016 and September 30, 2015, the Company had the following concentrations of revenues with customers:

Customer	September 30, 2016	September 30, 2015

A	37.00%	32.40%
B	25.41%	26.54%
C	13.09%	13.54%
D	7.94%	-
Other misc. customers	16.56%	27.52%
	100%	100%

The total cost of sales amounted to $142,324 and $169,510 for the six months ended September 30, 2016 and 2015, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	September 30, 2016	September 30, 2015	Change

Purchases	$19,696	$52,680	$(32,984)
Implementation and onsite support cost	22,904	6,522	16,382
Product development cost written off	69,996	89,857	(19,861)
Consultancy, contract basis employee cost	19,007	12,895	6,112
Developer support and implementation	10,721	7,556	3,165
Total cost of sales	$142,324	$169,510	$(27,186)

Cost of sales as a percentage to revenue decreased from 25% in September 30, 2015 to 22% in September 30, 2016. Reduction in purchases (outsourced components) was the biggest contributor for the decrease in cost of sales.

The gross income for the six months ended September 30, 2016 and 2015 amounted to $498,793 and $498,621, respectively.

The total operating expenditures amounted to $843,813 and $915,960 for the six months ended September 30, 2016 and 2015, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	September 30, 2016	September 30, 2015	Change

Research and development	$19,626	$45,303	$(25,677)
General and administrative	514,226	651,094	(136,867)
Salaries and benefits	208,860	186,688	22,172
Selling and distribution	6,631	15,352	(8,722)
Depreciation	48,424	16,786	31,639
Amortization of web site development	1,226	737	489
Allowance for bad debts	44,820	-	44,820
Total operating expenses	$843,813	$915,960	$(72,146)

Following are the main reasons for the variances in operating expenses of the Company:

Research and Development

During the six months ended September 30, 2016 expenditure on research and development reduced by 57%, as most products have completed research and development phase and moved on to product development phase.

General and Administrative Cost

The general and administrative expenditure has decreased by 21% in the six months ended September 30, 2016 when compared with six month ended September 30, 2015. The main reason for the decrease is due to the reduction in the professional fees paid to consultants and auditors for the purpose of filing our Form S-1 Registration Statement, during the six months ended September 30, 2016, when compared with the same period in 2015.

Salaries and benefits

There is a 12% increase in salaries and benefits paid during the six months ended September 30, 2016 when compared to the same period in 2015. The development center in Sri Lanka increased its staff salaries and benefits to keep to market rates and remain competitive in attracting talent.

Selling and distribution

There is a decrease of 57% on account of expenditure incurred for selling and distribution activities during the six months ended September 30, 2016, when compared with the six months ended September 30, 2015. The company reduced marketing activities during the six months ended September 30, 2016, as it is pooling all of the resources for the launch of the new products during the two succeeding quarters

Allowance for bad debts

During the six months ended September 30, 2016, the company commenced providing allowance for bad debts on a quarterly basis, whereas it was only provided on an annual basis during the six months ended September 30, 2015.

The loss from operations for the six months ended September 30, 2016 and 2015 amounted to $345,020 and $417,339, respectively.

The Company’s other income and (expenses) for the six months ended September 30, 2016 and 2015 amounted to $(3,299) and $2,743, respectively. The following table sets forth the Company’s other income and (expenses) analysis for both periods:

	September 30, 2016	September 30, 2015	Change

Interest expense	$(10,476)	$(16,294)	$5,818
Gain on debt extinguishment	-	13,247	(13,247)
Other income	245	47	198
Bank charges	(1,728)	(1,052)	(676)
Exchange gain / (loss)	8,660	6,794	1,867
Total other income (expenses)	$(3,299)	$2,743	$(6,041)

Other income decreased by $6,041, during the six months ended September 30, 2016, when compared with the six months ended September 30, 2015. This decrease is mainly due to the gain recorded on debt extinguishment during the six months ended September 30, 2015.

The loss before provision for income taxes for the six months ended September 30, 2016 and 2015 amounted to $348,319 and $414,596, respectively.

The net loss for the six months ended September 30, 2016 and 2015 amounted to $348,319 and $415,708, respectively.

The Company’s comprehensive loss for the six months ended September 30, 2016 and 2015 amounted to $333,315 and $390,492, respectively.

Comprehensive Loss:	September 30, 2016	September 30, 2015
Gain on foreign currency translation	$15,004	$25,217
Net loss	(348,319)	(415,708)
Comprehensive loss	$(333,315)	$(390,492)

At September 30, 2016 and March 31, 2016, the Company had 38,567,467 and 38,060,000 common shares issued and outstanding, respectively. The weighted average number of shares for the six months ended September 30, 2016 and September 30, 2015 was 38,498,096 and 37,530,601, respectively. The loss per share for both periods was $(0.01) per share and $(0.01) per share, respectively.

E.	Financial condition as at September 30, 2016 and March 31, 2016:

Assets:

The Company reported total assets of $1,541,258 and $1,390,902 as on September 30, 2016 and March 31, 2016, respectively. 43% of these total assets include net accounts receivables and 33% of total assets comprise intangible assets of the Company. Our property and equipment include office equipment, data processing computer equipment, furniture and fittings, web site developments and improvement to lease- hold assets having a total net book value of $62,563 and $105,790 as at September 30, 2016 and March 31, 2016, respectively. We also had a deferred tax asset of $18,070 as at March 31, 2016 which now totals to $17,999 as at September 30, 2016. Furthermore, our current assets at March 31, 2016 totaled $884,690 and at September 30, 2016. These current assets amounted to $959,229 comprised of cash of $28,875, accounts receivable of $666,748, prepaid and other current assets of $262,868 and accrued revenue of $738.

Liabilities:

The Company had total liabilities of $2,538,011 and $2,402,890 as at September 30, 2016 and March 31, 2016 respectively. Long term liabilities include balances owed to related parties which are outstanding for more than 12 months. Our current liabilities at March 31, 2016 totaled $1,208,022. We have seen a 10% increase in current liabilities amounting to $123,568, making total current liabilities of $1,331,790 as at September 30, 2016. These mainly include short term third party debt, payroll liabilities, payable to related parties, deferred revenue, taxes payable, accrued liabilities and our day to day operational creditors.

Stockholder’s Deficit:

At March 31, 2016, the Company had stockholders´ deficit of $1,011,988. At September 30, 2016, the Company had stockholders´ deficit of $996,753, which represents a decrease of 2%.

The Company had 38,567,467 and 38,060,000 shares issued and outstanding at September 30, 2016 and March 31, 2016, respectively.

F.	Liquidity and capital reserves:

The Company had loss from operations of $65,711 and $345,020 for the three and six months ended September 30, 2016, respectively; a total “Other Income (Expenses)” amounting to $21 and $(3,299) for the three and six months ended September 30, 2016, respectively; and a net loss of $65,691 and $348,319 for the three and six months ended September 30, 2016, respectively.

In summary, our cash flows for the six months ended September 30, 2016 and 2015 were as follows:

	September 30, 2016	September 30, 2015
Net cash provided by / (used in) operating activities	$38,943	$(142,304)
Net cash used in investing activities	(205,952)	(159,345)
Net cash provided by financing activities	67,804	289,906

Since inception, we have financed our operations primarily through internally generated funds and the use of our lines of credit with several financial institutions. We had $28,875 in cash; net cash provided by operations of $38,943 for the six months ended September 30, 2016; working capital deficit of $372,561 and stockholders´ deficit of $996,753 as of September 30, 2016.

G.	Milestones for next twelve months (2016-2017):

Our specific plan of operations and milestones through October 2017 are as follows:

1)	Product Development and Launch:

We intend to commercially launch the new cloud based, SaaS products: CloudCharge, DigIn, FaceTone, Smoothflow and Veery.

2)	Expansion:

	a)	Geographical Expansion

We intend to set up sales and support teams in Asian countries that have growing subscription markets. We hope to establish our presence in the United States by opening our first sales office in Boston during 2017.

b)	Market Expansion

Currently, we have clients in India, Indonesia, Nepal, Maldives, Dubai and Sri Lanka.

We intend to expand into new markets and regions with enhanced and new products.

c)	Knowledge Capital, Learning and Innovation.

Our greatest strength is our human capital. We have the ability to continue to innovate and set trends within the industries in which we operate, due to our ability to innovate and create value in our products.

Our management intends to:

●	Continue to empower and create value for our human capital;

●	Encourage disruptive technologies;

●	Provide greater opportunities for knowledge sharing; and

●	Sponsor and motivate learning and adoption of new technologies

d)	Infrastructure

We plan to increase our infrastructure in order to:

●	Facilitate the increase in software development teams supporting R&D and Product Development;

●	Expand our Global Support Center to cater to the increase in customer base, and increase in our product lines;

●	Set up a smaller software development center in India, which would also be used as a disaster recovery center in the event our development center in Sri Lanka becomes incapacitated due to unforeseen events.

e)	Financial Performance

We intend to provide value for all our shareholders by:

●	Increasing profitability and free cash flow;

●	Efficiently managing the use of capital;

●	Capitalizing and maximizing on the high growth opportunities in the market;

●	Providing a robust and steady capital appreciation; and

●	Providing options to realize gains

f)	Corporate Social Responsibility

Our wholly-owned subsidiary, Duo Software (Pvt.) Ltd., was Asia’s first software development company to be certified Carbon Neutral in 2011.

We intend to be environmentally friendly, and continue with the carbon foot print audit and Carbon Neutral Certification in 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any legal proceedings.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2016, we issued the following shares of our common stock to the following persons for the consideration indicated below:

Name of Shareholder	Number of Shares Issued	Aggregate Consideration
Ali Akbar Salehbhai
15/1 Duplication Road
Colombo 05
Colombo, Sri Lanka	188,000 Common Stock	$141,000.00

Murtaza Ghandi
25223 Sterling Cloud
Katy, Texas 77494	13,334 Common Stock	$10,000.50

GEP Equity Holdings Limited.
Office 3305, X3 Jumeirah Bay
Tower, JLT
Dubai, UAE	46,133 Common Stock	$34,500.00 for consulting services

Spearfish Capital Group Limited		$180,000.00 for consulting services
14A Cambridge Terrace,
Colombo 07, Colombo,
Sri Lanka.	240,000 Common Stock

Yenom (Pvt.) Limited
14A Cambridge Terrace,
Colombo 07, Colombo,
Sri Lanka.	20,000 Common Stock	$15,000.00 for consulting services

The above shares were issued in reliance on the exclusion from the registration requirements of the 33 Act provided by Regulation S or in reliance on the exemptions from registration requirements of the 33 Act provided Section 4(a)(2) of the 1933 Act or by Rule 506 of Regulation D promulgated thereunder, as the issuance of the stock did not involve a public offering of securities.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description

31.1 *	Certification under Section 302 of Sarbanes-Oxley Act of 2002

31.2 *	Certification under Section 302 of Sarbanes-Oxley Act of 2002

32.1 *	Certification under Section 906 of Sarbanes-Oxley Act of 2002

32.2 *	Certification under Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUO WORLD, INC

Date: November 8, 2016	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2016	/s/ Suzannah Jennifer Samuel Perera
Suzannah Jennifer Samuel Perera
Chief Financial Officer
(Principal Accounting and Financial Officer)

