Form 10-Q
period 2016-12-31
DUO WORLD INC
filed 2017-02-10
CIK 1635136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM ______ TO ______.

Commission File Number: 0-55698

DUO WORLD, INC.

(Exact name of registrant as specified in its charter)

Nevada	35-2517572
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

c/o Duo Software (Pvt.) Ltd. No. 403 Galle Road Colombo 03, Sri Lanka	Not applicable
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (870) 505-6540

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 7, 2017, there were 38,567,467 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Duo World, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2016

(Unaudited)

3

CONTENTS

Page(s)

Consolidated Balance Sheets - December 31, 2016 (unaudited) and March 31, 2016	F-1

Consolidated Statements of Operations and Comprehensive Income / (Loss) for the three and nine months ended December 31, 2016 and December 31, 2015 (unaudited)	F-2

Consolidated Statements of Cash Flows for the nine months ended December 31, 2016 and December 31, 2015 (unaudited)	F-3

Notes to the Consolidated Financial Statements (unaudited)	F-4 – F-14

4

Duo World, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2016	March 31, 2016
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$30,379	$91,106
Accounts receivable - trade	708,843	512,685
Prepaid expenses and other current assets	245,872	249,745
Accrued Revenue	20,681	31,154
Total Current Assets	1,005,775	884,690

Non Current Assets
Property and equipment, net of accumulated depreciation of $661,913 and $626,292, respectively	54,034	105,790
Intangible assets, net	549,660	382,352
Deferred taxes	17,634	18,070
Total Non Current Assets	621,328	506,212

Total Assets	$1,627,103	$1,390,902

LIABILITIES and SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$281,008	$377,376
Payroll, employee benefits, severance	237,796	121,395
Short term borrowings	333,426	227,578
Due to related parties	329,626	163,738
Payable for acquisition	185,762	185,762
Taxes payable	69,233	38,978
Accruals and other payables	79,399	83,441
Deferred revenue	23,312	9,954
Total Current liabilities	1,539,562	1,208,222

Long Term Liabilities
Due to related parties	1,162,325	1,194,668
Total Long Term liabilities	1,162,325	1,194,668

Total liabilities	$2,701,887	$2,402,890

Commitments and contingencies (Note 16)

Shareholders’ Deficit
Ordinary shares: $0.001 par value per share; 90,000,000 shares authorized; 38,567,467 and 38,060,000 shares issued and outstanding, respectively	$38,567	$38,060
Convertible series “A” preferred shares: $0.001 par value per share; 10,000,000 shares authorized; 5,500,000 and 5,500,000 shares issued and outstanding, respectively	5,500	5,500
Additional Paid in Capital	907,456	601,560
Accumulated deficit	(2,160,374)	(1,733,937)
Accumulated other comprehensive income	134,067	76,829
Total shareholders’ deficit	(1,074,784)	(1,011,988)

Total Liabilities and Shareholders´ Deficit	$1,627,103	$1,390,902

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended,		For the nine months ended,
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

Revenue	$282,385	$351,183	$923,501	$1,019,314
Cost of revenue (exclusive of depreciation presented below)	(84,575)	(141,355)	(226,897)	(310,866)
Gross Income	$197,810	$209,827	$696,604	$708,448

Operating Expenses:
Research and development	$10,461	$6,867	$30,088	$52,169
General and administrative	146,287	156,893	660,512	807,987
Salaries and casual wages	113,514	88,239	322,374	274,927
Selling and distribution	5,937	13,503	12,567	28,856
Depreciation	7,725	9,107	56,149	25,893
Amortization of web site development	438	200	1,664	937
Allowance for bad debts	40,356	-	85,176	-
Total operating expenses	324,718	274,809	1,168,530	1,190,769

Loss from operations	$(126,908)	$(64,982)	$(471,926)	$(482,321)

Other Income (Expenses):
Interest expense	$(7,409)	$(7,980)	$(17,885)	$(24,274)
Gain on debt extinguishment	-	-	-	16,331
Other income	28	3,155	273	(9)
Bank charges	(1,005)	(834)	(2,733)	(1,759)
Exchange gain / (loss)	15,029	11,106	23,689	17,899
Total other income and (expenses)	6,643	5,447	3,344	8,189

Loss before provision for income taxes	$(120,265)	$(59,535)	$(468,582)	$(474,131)

Provision for income taxes	-	(532)	-	(1,644)

Net loss	$(120,265)	$(60,067)	$(468,582)	$(475,776)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Shares Outstanding	38,567,467	38,060,000	38,521,304	37,707,709

Comprehensive Income (Loss):
Unrealized foreign currency translation gain	$42,234	$(6,247)	$51,661	$18,969
Net loss	(120,265)	(60,067)	(468,582)	(475,776)
Comprehensive loss	$(78,031)	$(66,314)	$(416,921)	$(456,807)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended,
	December 31, 2016	December 31, 2015

Cash flows from operating activities:
Loss before provision for income taxes	$(468,582)	$(474,131)

Adjustments to reconcile loss before provision for income taxes to cash provided by / (used in) operating activities

Depreciation	57,813	26,830
Bad debts	85,176	-
Previous period adjustments	42,146	-
Stock issued as payment for accrued interest	15,000	-
Stock issued for services	214,600	-
Product development cost written off	108,172	139,323

Changes in assets and liabilities:

Accounts receivable - trade	(281,333)	14,811
Prepaid expenses and other current assets	3,873	173,992
Deferred taxes	-	(33,235)
Accrued revenue	10,473	2,952
Accounts Payable	(96,368)	143,366
Payroll, employee benefits, severance	116,401	75,424
Short term borrowings	105,848	870
Due to relates parties	165,888	11,876
Payable for acquisition	-	(124,238)
Taxes payable	30,255	-
Accruals and other payables	(4,042)	16,090
Deferred revenue	13,358	(10,013)

Net cash provided by / (used in) operating activities	$118,678	$(36,084)

Cash Flows used in investing activities:

Acquisition of property and equipment	(10,512)	(46,833)
Addition to intangible assets	(294,507)	(189,174)

Net cash used in investing activities	$(305,019)	$(236,007)

Cash flows from financing activities:

Long term - Due to related parties	-	(58,297)
Common stock	151,001	3,460
Preferred stock	-	500
Additional paid in capital	(74,197)	342,540

Net cash provided by financing activities	$76,804	$288,203

Effect of exchange rate changes on cash	48,810	42,941

Net (decrease) / increase in cash	$(60,727)	$59,053

Cash at Beginning of Period	91,106	10,530

Cash at End of Period	$30,379	$69,583

The accompanying notes are an integral part of these consolidated financial statements.

Duo World Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016
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

On December 3, 2014, Duo Software (Pvt.) Limited (DSSL) and Duo Software Pte. Limited (DSS) executed a reverse recapitalization with Duo World Inc. (Duo). Duo (Successor) is a holding company that conducts operations through its wholly owned subsidiaries DSSL and DSS (Predecessors) in Sri Lanka, Singapore and India. The consolidated entity is referred to as "the Company". The Company, having its development center in Colombo, has been in the space of developing products and services for the subscription-based industry. The Company’s application (“Duo Subscribe”, “Duo Contact”, “Digin”, “Facetone” CloudCharge and SmoothFlow) provide solutions in the space of Data Analytics, Customer Life Cycle Management, Subscriber Billing and Work Flow.

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report, which contains the audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended March 31, 2016. The interim results for the period ended December 31, 2016 are not necessarily indicative of results for the full fiscal year.

Note 3 - Summary of Significant Accounting Policies

Basis of Consolidation

Duo World Inc. is the parent company of its 100% subsidiaries Duo Software (Pvt.) Limited (DSSL) and Duo Software Pte Limited (DSS). Duo Software Pte. Limited is the parent company of its 100% subsidiary Duo Software India (Private) Limited (India). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Duo World Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016
(Unaudited)

Risks and Uncertainties

The Company’s operations are subject to significant risk and uncertainties including financial, operational, competition and potential risk of business failure. Product revenues are concentrated in the application software industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect operating results

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with various high quality financial institutions and we monitor the credit ratings of those institutions. The Company’s sales are primarily to the companies located in Sri Lanka, Singapore, Indonesia and India. The Company performs ongoing credit evaluations of our customers, and the risk with respect to trade receivables is further mitigated by the diversity, both by geography and by industry, of the customer base. Accounts receivable are due principally from the companies under stated contract terms.

Provisions

A provision is recognized when the Company has present obligations as a result of a past event. It is probable that an outflow of resources embodying economic benefits will be required to settle the obligations and reliable estimate can be made of amount of the obligation. Provisions are not discounted at their present value and are determined based on the best estimate required to settle the obligation at the reporting date. These estimates are reviewed at each reporting date and adjusted to reflect the current best estimates.

Accounts Receivable and Provision for Doubtful Accounts

The Company recognizes accounts receivable in connection with the products sold and services provided and have strong policies and procedures for the collection of receivables from its clients. However, there are inevitably occasions when the receivables due to the Company cannot be collected and, therefore, have to be written off as bad debts. While the debt collection process is being pursued, an assessment is made of the likelihood of the receivable being collectable. A provision is, therefore, made against the outstanding receivable to reflect that component that may not become collectable. The Company is in the practice of provisioning for doubtful debts based on the period outstanding as per the following:

Trade receivables outstanding:	Provision
Over 24 months	100%
Over 18 months	50%
Over 15 months	25%
Over 12 months	10%
Over 9 months	5%

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2016 and March 31, 2016, there were no cash equivalents.

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

Duo World Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016
(Unaudited)

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

Fair Value Measurements and Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Duo World Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016
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

The Company typically licenses its products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the number of site installations and the number of authorized users. Currently, Duo is offering three products from which it generates its revenue; they are “Duo Contact”, “Duo Subscribe” and “Facetone”. In the case of “Duo Contact”, Duo offers license to use software to its clients under an agreement. Invoices are raised monthly over the term of agreement, and it recognizes revenue monthly over the term of the underlying arrangement. In the case of “Duo Subscribe” and “Facetone”, Duo sells its software license along with software implementation and annual maintenance services under an agreement with various clients. The Company raises invoices on a key milestone basis, as defined in the agreement. Revenue recognition is based on stage of completion basis. Revenues from consulting and training services are typically recognized as the services are performed.

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

For the nine months ended December 31, 2016 and 2015, the Company received only cash as consideration for sale of licenses and related services rendered.

For the nine months ended December 31, 2016 and December 31, 2015, the Company had following concentrations of revenue with customers:

Customer	December 31, 2016	December 31, 2015
Megamedia	38.51%	32.22%
DEN Networks	30.08%	26.49%
Hutchison	9.09%	13.58%
Mediatama	2.55%	7.27%
Dish Media	-	6.16%
HelloCorp	2.49%	3.57%
Topaz	7.04%	2.71%
Bank of Ceylon	2.00%	-
Other misc. customers	8.24%	8.01%
	100.00%	100.00%

Duo World Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016
(Unaudited)

Deferred Revenue - Deferred revenue represents advance payments for software licenses, services, and maintenance billed in advance of the time revenue is recognized. As at December 31, 2016 and March 31, 2016, deferred revenue was $23,312 and $9,954 respectively.

Accrued Revenue/Unbilled Accounts Receivable - Accrued revenue/Unbilled accounts receivable primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period. As at December 31, 2016 and March 31, 2016, unbilled/accrued revenues were $20,681 and $31,154 respectively.

Cost of Revenue

Cost of revenue mainly includes purchases, product implementation costs, amortization of product development, developer support and implementation, and consultancy fees related to the products offered by Duo. The aggregate cost related to the software implementations, including support and consulting services pertaining to the revenue recognized during the reporting period, is recognized as Cost of Revenue.

Product research and development

Product research and development expenses consist primarily of salary and benefits for the Company’s development and technical support staff, contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services. Costs incurred for software development prior to technological feasibility are expensed as product research and development costs in the period incurred. Once the point of technological feasibility is reached, which is generally upon the completion of a working prototype that has no critical bugs and is a release candidate development costs are capitalized until the product is ready for general release and are classified within "Intangibles assets" in the accompanying consolidated balance sheets. The Company amortizes capitalized software development costs using the greater of the ratio of the products’ current gross revenues to the total of current gross revenues and expected gross revenues or on a straight-line basis over the estimated economic life of the related product, which is typically four years.

During the nine months ending on December 31, 2016 and 2015, product research and development cost of $294,507 and $189,174 respectively, were capitalized as “Intangible assets”.

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expenses were incurred during the nine months ended December 31, 2016. The amount expensed during the nine months ended December 31, 2015 was $781and is included in selling and distribution expense in the accompanying consolidated statements of operations.

Comprehensive Income

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from April 1, 2013 through December 31, 2016, includes only foreign currency translation gains (losses), and is presented in the Company’s consolidated statements of comprehensive income.

Duo World Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016
(Unaudited)

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the periods ending on December 31, 2016 and March 31, 2016 were as follows:

Foreign Currency Translation gains (losses)
Balance, March 31, 2015	$84,309
Translation rate loss	(7,480)
Balance, March 31, 2016	$76,829
Translation rate gain during the period	57,238
Balance, December 31, 2016	$134,067

Recent Accounting Pronouncements

The Company has reviewed accounting pronouncements that were issued as of December 31, 2016 and believes that these pronouncements are not applicable to the Company, or that they will not have a material impact on the Company’s financial position or results of operations.

Note 4 – Accounts Receivable

Following is a summary of accounts receivable as at December 31, 2016 and March 31, 2016:

	December 31, 2016	March 31, 2016
Accounts receivable – Trade	$951,706	$674,823
Less: Provision for doubtful debts	(242,863)	(162,138)
	$708,843	$512,685

At December 31, 2016 and March 31, 2016, the Company had following concentrations of accounts receivable with customers:

Customer	December 31, 2016	March 31, 2016
Megamedia	60.82%	28.92%
Digicable	4.73%	23.68%
DEN Networks	13.97%	11.97%
Dish Media	5.95%	5.55%
Topas	8.46%	1.62%
MediaNet	1.03%	3.54%
Mediatama	1.52%	1.86%
Hutchison	-	2.45%
Fastway	-	5.54%
Pentavision	-	4.51%
Technosat	-	3.15%
Other Misc. receivables	3.52%	7.22%
	100.00%	100.00%

Duo World Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016
(Unaudited)

Note 5 – Prepaid Expenses and Other Current Assets

Following is a summary of prepaid expenses and other current assets as at December 31, 2016 and March 31, 2016:

	December 31, 2016	March 31, 2016
Security deposits	$20,923	$24,132
WHT receivable	198,329	205,632
Staff loan and advances	304	1,052
Supplier advance	4,304	1,786
ESC receivable	5,914	6,131
Insurance prepayment	2,003	1,632
Prepayments	243	1,526
Other receivables	13,852	7,854
	$245,872	$249,745

Note 6 – Property and Equipment

Following table illustrates net book value of property and equipment as at December 31, 2016 and March 31, 2016:

	December 31, 2016	March 31, 2016
Office equipment	$19,099	$19,802
Furniture & fittings	212,695	220,526
Computer equipment (Data Processing Equipment)	468,278	479,273
Improvements to lease hold assets	1,922	1,993
Website Development	13,953	10,487
	715,947	732,082
Less: Accumulated depreciation and amortization	(661,913)	(626,292)
Net property and equipment	$54,034	$105,790

Depreciation and amortization expense for the nine months ended December 31, 2016 and 2015 was $57,813 and $26,830 respectively.

Note 7 – Intangible Assets

Intangible assets comprise of capitalization of certain costs pertaining to product development, which meet the criteria as set forth above under Note 3. Following table illustrates the movement in intangible assets as at December 31, 2016 and March 31, 2016:

	December 31, 2016	March 31, 2016
Opening Balance	$382,352	$327,542
Add: Costs capitalized during the period	294,507	276,197
Less: Amount written –off during the period	(108,172)	(202,311)
Translational loss	(19,028)	(19,076)
Net Intangible Assets	$549,660	$382,352

Duo World Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016
(Unaudited)

Note 8 – Short Term Borrowings

Following is a summary of short-term borrowings as at December 31, 2016 and March 31, 2016:

	December 31, 2016	March 31, 2016
Yenom (Pvt.) Limited	$-	$13,636
PAN Asia Bank – Short term overdraft	328,511	213,804
Commercial Bank	4,916	138
	$333,426	$227,578

Bank overdraft facility, obtained from Pan Asia Banking Corporation PLC, contains an interest rate of 9.61% per annum up to $ 101,846 and 11.35% per annum up to $ 207,383.

Note 9 – Due to Related Parties

Due to Related Parties – Short term

From time to time, the Company receives advances from related parties such as officers, directors or principal shareholders in the normal course of business. Loans and advances received from related parties are unsecured and non-interest bearing. Balances outstanding to these persons for less than 12 months are presented under current liabilities in the accompanying consolidated financial statements. As of December 31, 2016 and March 31, 2016, the Company owed directors $329,626 and $163,738 respectively.

Due to Related Parties – Long term

Balances outstanding to related parties for more than 12 months are presented under long-term liabilities in the accompanying consolidated financial statements. Related party loan in the Balance Sheet of Duo Software Pte. Ltd was recognized at cost as of December 31, 2016, and at amortized cost as of March 31, 2016. As of December 31, 2016 and March 31, 2016, the Company owed directors $1,162,325 and $1,194,668 respectively.

Note 10 – Taxes Payable

The taxes payable comprise of items listed below as at December 31, 2016 and March 31, 2016:

	December 31, 2016	March 31, 2016
Stamp Duty Payable	$52	$51
PAYE	63,089	33,718
Tax payable	6,092	5,209
	$69,233	$38,978

Note 11 – Accruals and Other Payables

Following is a summary of accruals and other payables as at December 31, 2016 and March 31, 2016:

	December 31, 2016	March 31, 2016
Audit fee payable	$-	$4,715
Accrued expenses	9,639	7,860
Third party refundable deposits	200	-
Other payables	69,560	70,866
	$79,399	$83,441

Duo World Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016
(Unaudited)

Note 12 – Cost of Revenue

Following is the summary of cost of revenue for the nine months ending December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Purchases	$31,737	$94,205
Implementation and onsite support cost	32,445	16,053
Product development cost written off	108,101	139,591
Consultancy, contract basis employee cost	19,007	15,676
Developer support and implementation	21,859	15,207
Other external services	7,981	30,134
Cost of development services	5,767	-
	$226,897	$310,866

Note 13 – General and Administrative Expenses

Following is the summary of general and administrative expenses for the nine months ending December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Directors remuneration	$78,758	$82,530
EPF	36,493	31,103
ETF	9,123	7,775
Bonus	24,961	39,598
Vehicle allowance	42,905	38,800
Staff welfare	20,176	20,476
Penalties / Late payment charges	4,792	5,018
Office rent	57,481	48,449
Electricity charges	12,190	14,869
Office maintenance	12,741	15,646
Telephone charges	9,304	9,765
Travelling expense	2,470	35,010
Printing and stationery	1,368	2,051
Office expenses	1,773	1,645
Computer maintenance	4,764	15,585
Internet charges	9,952	8,171
Courier and postage	575	465
Security charges	2,700	2,941
Training and development	170	288
Insurance expense	1,735	1,215
Professional fees	26,951	3,013
Secretarial fees	740	104
Un-claimable VAT input/ Irrecoverable tax	34,178	29,217
Software Rentals	19,372	16,102
Other professional services	224,103	352,146
Audit fee	5,068	20,000
Transfer agent fees	1,235	2,460
Filling fee and subscription	4,047	-
Stamp duty expenses	728	-
Legal fee	5,505	-
Gratuity	3,724	2,538
Other expenses	430	1,007
	$660,512	$807,987

Duo World Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016
(Unaudited)

Note 14 – Selling and Distribution Expenses

Following is the summary of selling and distribution expenses for the nine months ending on December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Marketing Expenses	$1,472	$18,737
Vehicle hire charges	4,810	5,040
Vehicle running expense	3,608	1,720
Foreign Travel	2,427	2,361
Advertisement	-	781
Visa expenses	250	217
	$12,567	$28,856

Note 15 - Equity

(A)	Common Stock

As at December 31, 2016, the Company had 90,000,000 authorized shares of common stock having a par value of $0.001. The shares of Common Stock are designated with the following rights:

●	Voting rights: Common shareholders can attend at annual or special meeting of shareholders to cast vote or use a proxy.

●	Right to elect board of directors: Common shareholders control the Company through their right to elect the Company’s board of directors.

●	Right to share income and assets: Common shareholders have the right to share the Company’s earnings equally on a per share basis in the form of dividends. Similarly, in the event of liquidation, shareholders have claims on assets that remain after meeting the obligations to pay accrued taxes, accrued salary and wages, creditors including bondholders (if any) and preferred shareholders. Thus, common shareholders are residual claimants of the Company’s income and assets.

Duo World Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016
(Unaudited)

During the nine months ended December 31, 2016, the Company issued following common shares:

Date	Type	No. of Shares	Valuation
04/22/2016	Stock issued to PPM-2 investor	188,000	$141,000
04/22/2016	Stock issued to PPM-2 investor	13,334	10,001
04/27/2016	Stock issued for services	46,133	34,600
04/27/2016	Stock issued for services	240,000	180,000
04/27/2016	Stock issued as payment for accrued interest	20,000	15,000
		507,467	$380,600

(B)	Preferred Stock

As at December 31, 2016, the Company had 10,000,000 authorized series “A” preferred shares having a par value of $0.001 per share. The preferred shares are designated with the following conversion rights:

●	One preferred share will convert into ten (10) common shares no earlier than 12 months and 1 day after the issuance.

During the nine months ended December 31, 2016, the Company has not issued any new preferred shares.

Note 16 - Commitments and Contingencies

The Company consults with legal counsel on matters related to litigation and other experts both within and outside the Company with respect to matters in the ordinary course of business. The Company does not have any contingent liabilities in respect of legal claims arising in the ordinary course of business.

Duo entered into a lease commitment for its Sri Lanka office amounting to $121,753 with Happy Building Management Company for a period of 3 years in 2016. Duo entered into another lease commitment for its Indian office amounting to $1,199 on April 1, 2016 with Regus Office Center Services Pvt. Limited for a period of 1 year.

Guarantee provided by the company existed on the balance sheet date are as follows:

Date	Description	Amount
23/09/2011	Performance Bond for BOC Tender	$10,160
15/05/2013	Guarantee for Lanka Clear	2,135
09/10/2012	Guarantee for CEB	338
31/07/2014	Guarantee for SLT	575
10/08/2015	Guarantee for LOLC	1,623
		$14,831

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

Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

●	the volatile and competitive nature of our industry,
●	the uncertainties surrounding the rapidly evolving markets in which we compete,
●	the uncertainties surrounding technological change of the industry,
●	our dependence on its intellectual property rights,
●	the success of marketing efforts by third parties,
●	the changing demands of customers and
●	the arrangements with present and future customers and third parties

Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

Our MD&A is comprised of the following sections:

A. Business Overview

B. Critical Accounting Policies

C. Results of operations for the three months ended December 31, 2016 and December 31, 2015

D. Results of operations for the nine months ended December 31, 2016 and December 31, 2015

E. Financial condition as at December 31, 2016 and March 31, 2016

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

The Company typically licenses its products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the number of site installations and the number of authorized users. Currently, Duo is offering three products from which it generates its revenue; they are “Duo Contact”, “Duo Subscribe” and “FaceTone”. In the case of “DuoContact”, Duo offers license to use software to its clients under an agreement. Invoices are raised monthly over the term of agreement, and it recognizes revenue monthly over the term of the underlying arrangement. In the case of “Duo Subscribe” and “FaceTone”, Duo sells its software license along with software implementation and annual maintenance services under an agreement with various clients. The Company raises invoice on key milestone basis as defined in the agreement. Revenue recognition is based on stage of completion basis. Revenues from consulting and training services are typically recognized as the services are performed.

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

C.	Results of operations for the three months ended December 31, 2016 and December 31, 2015:

The Company had revenues amounting to $282,385 and $351,183, respectively, for three months ended December 31, 2016 and December 31, 2015. Following is a breakdown of revenues for both periods:

	December 31, 2016	December 31, 2015	Changes

DuoSubscribe	$271,478	$286,767	$(15,289)
DuoCLM	5,590	62,642	(57,052)
Software hosting and reselling - FaceTone (Beta/testing version)	2,139	1,774	365
FaceTone	3,178	-	3,178
	$282,385	$351,183	$(68,798)

Total revenue for the three months ended December 31, 2016 decreased by 20% when compared to December 31, 2015. The decrease is mainly due to the drop in revenue generated by the product DuoCLM (91%) and DuoSubscribe (5%) in the three months ended December 31, 2016 when compared to the same period in 2015.

The company is no longer marketing DuoCLM and DuoSubscribe actively, as the newer products are being introduced to the market. FaceTone is an advanced version of DuoCLM, and it is generating a lot of interest in the market, because of its superior features and flexibility.

Fully owned subsidiary of Duo World Inc., Duo Software won a ‘Merit Award’ at the Asia Pacific ICT Alliance (APICTA) Awards, held in December 2016 in Taipei, just months after winning ‘Gold’ and ‘Merit’ Awards at the National Best Quality Software Awards (NBQSA) for the new products.

For the three months ended December 31, 2016 and December 31, 2015, the Company had the following concentrations of revenues with customers:

Customer	December 31, 2016	December 31, 2015

A	41.95%	31.89%
B	40.68%	26.38%
C	5.02%	7.86%
D	3.72%	4.70%
Other misc. customers	8.63%	29.17%
	100%	100%

The total cost of sales amounted to $84,575 and $141,355 for the three months ended December 31, 2016 and December 31, 2015, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	December 31, 2016	December 31, 2015	Change

Purchases	$12,041	$41,525	$(29,484)
Implementation and onsite support cost	9,542	9,531	11
Product development cost written off	38,105	49,734	(11,629)
Consultancy, contract basis employee cost	-	2,781	(2,781)
Developer support and implementation	11,139	7,651	3,488
Other external services	7,981	30,133	(22,152)
Cost of development services	5,767	-	5,767
Total cost of sales	$84,575	$141,355	$(56,780)

Cost of sales as a percentage to revenue declined from 40% in the three months ended December 31, 2015 to a 30% in the three months ended December 31, 2016. Reduction in purchases (outsourced components) and external services were the main contributors to the decrease in cost of sales.

The gross income for the three months ended December 31, 2016 and December 31, 2015 amounted to $197,810 and $209,827, respectively.

The total operating expenditures amounted to $324,718 and $274,809 for the three months ended December 31, 2016 and December 31 2015, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	December 31, 2016	December 31, 2015	Change

Research and development	$10,461	$6,867	$3,594
General and administrative	146,287	156,893	(10,606)
Salaries and benefits	113,514	88,239	25,275
Selling and distribution	5,937	13,503	(7,566)
Depreciation	7,725	9,107	(1,382)
Amortization of web site development	438	200	238
Allowance for bad debts	40,356	-	40,356
Total operating expenses	$324,718	$274,809	$49,909

Following are the main reasons for the variances in operating expenses of the Company:

Research and Development

Research and development expenses nominally increased by $3,594 during the three months ended December 31, 2016 when compared with three months ended December 31, 2015.

General and Administrative Cost

During the three months ended December 31, 2016, general and administrative cost declined by 7% when compared to the same period in 2015. The main reason for the decline was non-payment of bonus in the three months ended 2016. During the three months ended December 31, 2015, the Bonus expenditure amounted to 15% of the total general and administrative cost.

Salaries and benefits

Salaries and benefits increased by 29% during the three months ended December 31, 2016 when compared with the same period in 2015. The company increased its salaries and benefits paid to staff in the months of August and October 2016, in order to remain competitive and attract the right resources.

Selling and distribution

There is a decrease of 56% on account of expenditure incurred for selling and distribution activities in the three months ended December 31, 2016 when compared to the three months ended December 31, 2015. The company curtailed all marketing activities related to DuoCLM and DuoSubscribe, during the three months ended December 31, 2016, and focused on completing the testing the new products.

Allowance for bad debts

During the three months ended December 31, 2016, the company provided an allowance for bad debts on a quarterly basis, whereas it was only provided at the financial year end during the previous period.

The loss from operations for the three months ended December 31, 2016 and December 31, 2015 amounted to $126,908 and $64,982, respectively.

The Company’s other income and (expenses) for the three months ended December 31, 2016 and December 31, 2015 amounted to $6,643 and $5,447, respectively. The following table sets forth the Company’s other income and (expenses) analysis for both periods:

	December 31, 2016	December 31, 2015	Change

Interest expense	$(7,409)	$(7,980)	$571
Other income	28	3,155	(3,127)
Bank charges	(1,005)	(834)	(171)
Exchange gain	15,029	11,106	3,923
Total other income (expenses)	$6,643	$5,447	$1,196

Other income has marginally increased from $ 5,447 in the three months ended December 31, 2015 to $6,643 in the three months ended December 31, 2016. The main reason for this increase was the favorable fluctuations in exchange rates.

The loss before provision for income taxes for the three months ended December 31, 2016 and December 31, 2015 amounted to $120,265 and $59,535, respectively.

The net loss for the three months ended December 31, 2016 and December 31, 2015 amounted to $120,265 and $60,067, respectively.

The Company’s comprehensive loss for the three months ended December 31, 2016 and December 31, 2015 amounted to $78,031 and $66,314, respectively.

Comprehensive Income / (Loss):	December 31, 2016	December 31, 2015
Gain / (loss) on foreign currency translation	$42,234	$(6,247)
Net loss	(120,265)	(60,067)
Comprehensive loss	$(78,031)	$(66,314)

At December 31, 2016 and March 31, 2016, the Company had 38,567,467 and 38,060,000 common shares issued and outstanding, respectively. The weighted average number of shares for the three months ended December 31, 2016 and December 31, 2015 was 38,567,467 and 38,060,000, respectively. The loss per share for both periods was $(0.00) per share and $(0.00) per share, respectively.

D.	Results of operations for the nine months ended December 31, 2016 and December 31, 2015:

The Company had revenues amounting to $923,501 and $1,019,314, respectively, for nine months ended December 31, 2016 and December 31, 2015. Following is a breakdown of revenues for both periods:

	December 31, 2016	December 31, 2015	Changes

DuoSubscribe	$763,175	$808,451	$(45,276)
DuoCLM	144,966	203,698	(58,732)
Software hosting and reselling - FaceTone (Beta/testing version)	7,392	7,165	227
FaceTone	7,968	-	7,968
	$923,501	$1,019,314	$(95,813)

Total revenue for the nine months ended December 31, 2016 has marginally decreased by 9% when compared to nine months ended December 31, 2015. The decrease was mainly due to the decrease in revenue generated by the product DuoCLM (29%) and DuoSubscribe (5%) in the nine months ended December 2016 when compared to the nine months ended December 31, 2015. The company has also scaled down all marketing and selling activities for DuoCLM and DuoSubscribe

For the nine months ended December 31, 2016 and December 31, 2015, the Company had the following concentrations of revenues with customers:

Customer	December 31, 2016	December 31, 2015

A	38.51%	32.22%
B	30.08%	26.49%
C	9.09%	13.58%
D	7.04%	2.71%
Other misc. customers	15.28%	25.00%
	100%	100%

The total cost of sales amounted to $226,897 and $310,866 for the nine months ended December 31, 2016 and December 31, 2015, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	December 31, 2016	December 31, 2015	Change

Purchases	$31,737	$94,205	$(62,468)
Implementation and onsite support cost	32,445	16,053	16,392
Product development cost written off	108,101	139,591	(31,490)
Consultancy, contract basis employee cost	19,007	15,676	3,331
Developer support and implementation	21,859	15,207	6,652
Other external services	7,981	30,134	(22,153)
Cost of development services	5,767	-	5,767
Total cost of sales	$226,897	$310,866	$(83,969)

Cost of sales as a percentage to revenue declined from 30% in the nine months ended December 31, 2015, to 25% in the same period in 2016. Reduction in purchases, services received from external parties and decrease in product development cost write off, were the main contributors to the decrease in cost of sales during the nine months ended December 31, 2016.

The gross income for the nine months ended December 31, 2016 and December 31, 2015 amounted to $696,604 and $708,448, respectively.

The total operating expenditures amounted to $1,168,530 and $1,190,769 for the nine months ended December 31, 2016 and December 31, 2015, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	December 31, 2016	December 31, 2015	Change

Research and development	$30,088	$52,169	$(22,081)
General and administrative	660,512	807,987	(147,475)
Salaries and benefits	322,374	274,927	47,447
Selling and distribution	12,567	28,856	(16,289)
Depreciation	56,149	25,893	30,256
Amortization of web site development	1,664	937	727
Allowance for bad debts	85,176	-	85,176
Total operating expenses	$1,168,530	$1,190,769	$(22,239)

Following are the main reasons for the variances in operating expenses of the Company:

Research and Development

Research and development expenses decreased by 42% during the nine months ended December 31, 2016 when compared with the nine months ended December 31, 2015, as most products have completed research and development phase and moved on to product development phase.

General and Administrative Cost

During the nine months ended December 31, 2016, general and administrative cost declined by 18% when compared to the same period in 2015. The main reason for the decrease is due to the reduction in the professional fees paid to consultants and auditors in preparation and filing of S1 registration statement. This cost amounted to $252,809 and $369,910 respectively in the nine months ended December 31, 2016, and December 31, 2015. Resulting in a reduction of 32% in the nine months ended December 31, 2016

Salaries and benefits

Salaries and benefits increased by 17% during the nine months ended December 31, 2016 when compared with the same period in 2015. The company Increased salaries and benefits paid to staff in order to remain competitive and attract resources.

Selling and distribution

There is a decrease of 56% on account of expenditure incurred for selling and distribution activities in the nine months ended December 31, 2016 when compared to the nine months ended in December 31, 2015.

The company curtailed all marketing activities on its existing products DuoCLM and DuoSubscribe, during the nine months ended December 31, 2016, in order to focus on its new products,

Allowance for bad debts

During the nine months ended December, 2016, the company provided an allowance for bad debts on a quarterly basis, whereas it was provided at the end of financial year during the previous period.

The loss from operations for the nine months ended December 31, 2016 and December 31, 2015 amounted to $471,926 and $482,321, respectively.

The Company’s other income and (expenses) for the nine months ended December 31, 2016 and December 31, 2015 amounted to $3,344 and $8,189, respectively. The following table sets forth the Company’s other income and (expenses) analysis for both periods:

	December 31, 2016	December 31, 2015	Change

Interest expense	$(17,885)	$(24,274)	$6,389
Gain on debt extinguishment	-	16,331	(16,331)
Other income	273	(9)	282
Bank charges	(2,733)	(1,759)	(974)
Exchange gain / (loss)	23,689	17,899	5,790
Total other income (expenses)	$3,344	$8,189	$(4,845)

Other income has decreased from $8,189 in the nine months ended December 31, 2015 to $3,344 in the nine months ended December 31, 2016. This decrease is mainly due to the gain recorded on debt extinguishment during the nine months ended December 31, 2015.

The loss before provision for income taxes for the nine months ended December 31, 2016 and December 31, 2015 amounted to $468,582 and $474,131, respectively.

The net loss for the nine months ended December 31, 2016 and December 31, 2015 amounted to $468,582 and $475,776, respectively.

The Company’s comprehensive loss for the nine months ended December 31, 2016 and December 31, 2015 amounted to $416,921 and $456,807, respectively.

Comprehensive Loss:	December 31, 2016	December 31, 2015
Gain on foreign currency translation	$51,661	$18,969
Net loss	(468,582)	(475,776)
Comprehensive loss	$(416,921)	$(456,807)

At December 31, 2016 and March 31, 2016, the Company had 38,567,467 and 38,060,000 common shares issued and outstanding, respectively. The weighted average number of shares for the nine months ended December 31, 2016 and December 31, 2015 was 38,521,304 and 37,707,709, respectively. The loss per share for both periods was $(0.01) per share and $(0.01) per share, respectively.

E.	Financial condition as at December 31, 2016 and March 31, 2016:

Assets:

The Company reported total assets of $1,627,103 and $1,390,902 as on December 31, 2016 and March 31, 2016, respectively. 44% of these total assets include net accounts receivables and 34% of total assets comprise intangible assets of the Company. Our property and equipment include office equipment, computer equipment (Data Processing Equipment), furniture and fittings, web site developments and improvement to lease- hold assets having a total net book value of $54,034 and $105,790 as at December 31, 2016 and March 31, 2016, respectively. We also had a deferred tax asset of $18,070 as at March 31, 2016 which now totals to $17,634 as at December 31, 2016. Furthermore, our current assets at March 31, 2016 totaled $884,690 and at December 31, 2016, these current assets amounted to $1,005,775 comprised of cash of $30,379, accounts receivable of $708,843, prepaid and other current assets of $245,872 and accrued revenue of $20,681.

Liabilities:

The Company had total liabilities of $2,701,887 and $2,402,890 as at December 31, 2016 and March 31, 2016 respectively. Long term liabilities include balances owed to related parties which are outstanding for more than 12 months. Our current liabilities at March 31, 2016 totaled $1,208,022. We have seen a 27% increase in current liabilities amounting to $331,340, making total current liabilities of $1,539,562 as at December 31, 2016. These mainly include short term third party debt, payroll liabilities, payable to related parties, deferred revenue, taxes payable, accrued liabilities and our day to day operational creditors.

Stockholder’s Deficit:

At March 31, 2016, the Company had stockholders´ deficit of $1,011,988. At December 31, 2016, the Company had stockholders´ deficit of $1,074,784, which represents an increase of 6%.

The Company had 38,567,467 and 38,060,000 shares issued and outstanding at December 31, 2016 and March 31, 2016, respectively.

F.	Liquidity and capital reserves:

The Company had loss from operations of $126,908 and $471,926 for the three and nine months ended December 31, 2016, respectively; a total other income amounting to $6,643 and $3,344 for the three and nine months ended December 31, 2016, respectively; and a net loss of $120,265 and $468,582 for the three and nine months ended December 31, 2016, respectively.

In summary, our cash flows for the nine months ended December 31, 2016 and December 31, 2015 were as follows:

	December 31, 2016	December 31, 2016
Net cash provided by / (used in) operating activities	$118,678	$(36,084)
Net cash used in investing activities	(305,019)	(236,007)
Net cash provided by financing activities	76,804	288,203

Since inception, we have financed our operations primarily through internally generated funds and the use of our lines of credit with several financial institutions. We had $30,379 in cash; net cash provided by operations of $118,678 for the nine months ended December 31, 2016; working capital deficit of $533,787 and stockholders´ deficit of $1,074,784 as of December 31, 2016.

G.	Milestones for next twelve months (2016-2017):

Our specific plan of operations and milestones through January 2018 are as follows:

1)	Product Development and Launch:

We intend to commercially launch the new cloud based, SaaS products: CloudCharge, DigIn, FaceTone and Smoothflow.

2)	Expansion:

a)	Geographical Expansion

We intend to set up sales and support teams in Asian countries that have growing subscription markets. We hope to establish our presence in the United States by opening our first sales office in Boston during 2017.

b)	Market Expansion

Currently, we have clients in India, Indonesia, Nepal, Maldives, Dubai and Sri Lanka.

We intend to expand into new markets and regions with enhanced and new products

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

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2016, we issued the following shares of our common stock to the following persons for the consideration indicated below:

Name of Shareholder	Number of Shares Issued	Aggregate Consideration
Ali Akbar Salehbhai
15/1 Duplication Road Colombo 05 Colombo, Sri Lanka	188,000 Common Stock	$141,000.00

Murtaza Ghandi
25223 Sterling Cloud Katy, Texas 77494	13,334 Common Stock	$10,000.50

Global Equity Partners Plc.
Office 3305, Jumeirah Bay Tower X3, JLT Dubai, UAE	46,133 Common Stock	$ 34,599.75 for consulting services

Spearfish Capital Group Limited
Vanterpool Plaza, 2nd Floor, Wickhams Cay I, Road Town, Tortola, British Virgin Islands	240,000 Common Stock	$ 180,000.00 for consulting services

Yenom (Pvt.) Limited
14A Cambridge Terrace, Colombo 07, Colombo, Sri Lanka.	20,000 Common Stock	$ 15,000.00 for consulting services

The above shares were issued in reliance on the exclusion from the registration requirements of the 33 Act provided by Regulation S or in reliance on the exemptions from registration requirements of the 33 Act provided Section 4(a)(2) of the 1933 Act or by Rule 506 of Regulation D promulgated thereunder, as the issuance of the stock did not involve a public offering of securities.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

EXHIBIT INDEX

Exhibit No.	Description

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit	Description
31.1 *	Certification under Section 302 of Sarbanes-Oxley Act of 2002
31.2 *	Certification under Section 302 of Sarbanes-Oxley Act of 2002
32.1 * 32.2 *	Certification under Section 906 of Sarbanes-Oxley Act of 2002 Certification under Section 906 of Sarbanes-Oxley Act of 2002

*       Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUO WORLD, INC.

Date: February 10, 2017	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 10, 2017	/s/ Suzannah Jennifer Samuel Perera
Suzannah Jennifer Samuel Perera
Chief Financial Officer
(Principal Accounting and Financial Officer)

