Form 10-K
period 2017-03-31
DUO WORLD INC
filed 2017-06-30
CIK 1635136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number 000-55698

DUO WORLD, INC.

(Exact name of registrant as specified in its charter)

Nevada	35-2517572
(State of Incorporation)	(I.R.S. Employer Identification No.)

c/o Duo Software (Pvt.) Ltd., No. 403 Galle Road, Colombo 03, Sri Lanka

(Address of principal executive offices)

Registrant’s telephone number, including area code: (870) 505-6540

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit or post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (September 30, 2016) was approximately $-0- Not applicable as common stock was not trading on such date.

As of June 26, 2017, there were 38,567,467 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”), in particular the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give expectations or forecasts of future events. The reader can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. They use words such as “believe(s),” “goal(s),” “target(s),” “estimate(s),” “anticipate(s),” “forecast(s),” “project(s),” plan(s),” “intend(s),” “expect(s),” “might,” may” and other words and terms of similar meaning in connection with a discussion of future operations, financial performance or financial condition. Forward-looking statements, in particular, include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends of operations and financial results.

Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual results and financial condition. The reader should consider the following list of general factors that could affect the Company’s future results and financial condition.

Among the general factors that could cause actual results and financial condition to differ materially from estimated results and financial condition are:

●	the success or failure of management’s efforts to implement their business strategy;

●	the ability of the Company to raise sufficient capital to meet operating requirements;

●	the uncertainty of consumer demand for our products and services;

●	the ability of the Company to compete with major established companies;

●	heightened competition, including, with respect to pricing, entry of new competitors and the development of new products or services by new and existing competitors;

●	absolute and relative performance of our products or services;

●	the effect of changing economic conditions;

●	the ability of the Company to attract and retain quality employees and management; and

●	other risks which may be described in our future filings with the U.S. Securities and Exchange Commission (“SEC”).

No assurances can be given that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable. We assume no obligation to publicly correct or update any forward-looking statements as a result of events or developments subsequent to the date of this Annual Report. The reader is advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC.

PART I

ITEM 1. BUSINESS.

BUSINESS DEVELOPMENT

BACKGROUND

Duo World, Inc. (“we,” the “Company” or “Duo World”) is an information technology and software solutions company, focused on bringing value to its clients through customer interactions.

Duo World has its registered office in Nevada, United States, and its development center in Colombo, Sri Lanka. Duo World specializes in the space of Customer Life Cycle Management & Contact Center solutions and Subscriber Management System and Billing for Pay-TV operators in the Asia Pacific Region. Driven by innovation, Duo World, has served the enterprises in many ways, including efficiency, cost reduction, revenue optimization and continuous value addition to their product or service offerings.

Duo World’s Customer Life Cycle and Contact Center solution has been used by some of the largest banks, largest retail chains, largest financial conglomerates, and largest taxi hailing startups in Sri Lanka. India’s largest digital cable TV operator and Indonesia’s growing DTH operators largely benefit by implementing Duo World’s Subscriber Management and Billing System for the operation.

Duo World, Inc. was formed as a Nevada corporation in 2014 for the purpose of acquiring three operating entities: (i) Duo Software (Pvt.) Limited, a Sri Lankan company (“Duo Software Sri Lanka”), from Mr. Muhunthan Canagasooryam, Duo World’s President and founder, in exchange for 28,000,000 shares of our common stock and 5,000,000 shares of our Series A Preferred Stock; (ii) Duo Software (Pte.) Limited, a Singaporean company (“Duo Software Singapore”), from Ms. Koshala Nishaharan, in exchange for 2,000,000 shares of our common stock; and (iii) Duo Software India (Private) Limited, an Indian company (“Duo Software India”). Duo Software India is a wholly-owned subsidiary of Duo Software Singapore. These acquisitions were accomplished as of December 3, 2014.

Duo Software Sri Lanka was incorporated on September 22, 2004 in the Democratic Socialist Republic of Sri Lanka, as a limited liability company under the Sri Lanka Companies Act No. 17 of 1982, and was subsequently reregistered under the Sri Lanka Companies Act No. 7 of 2007, in compliance with the New Companies Act, which came into effect in 2007.

Duo Software Singapore was incorporated on June 5, 2007 in the Republic of Singapore under the Companies Act (Cap 50. 1994 Rev. Ed).

Duo Software India was incorporated on August 30, 2007, under the Companies Act of 1956 in the Republic of India and became a wholly-owned subsidiary of Duo Software Singapore.

Duo World maintains an internet website at www.duoworld.com. Information about us is available on the website, free of charge. We are a publicly held company and are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”). We have available on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, which will be posted or linked on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The Company’s website and the information contained therein are not considered as being incorporated into this Annual Report.

Duo World has a Code of Business Conduct and Ethics that applies to all employees, as well as our Board of Directors and officers. The Code of Business Conduct and Ethics is posted on our website at www.duoworld.com. We will post on our website any amendments to, or waivers of, the Code of Business Conduct and Ethics.

Our Business and Products

Duo World is a software product development company focused on providing enterprise solutions simplified through our cloud offering and by use of cutting edge technology.

The experience and market insight gained by Duo World through its more than a decade of existence in the software industry caused us to think globally and futuristically to focus on new product development to cater to ever evolving and growing business needs.

Eventually, our Customer Life Cycle Management and Contact Center solution transformed into a futuristic cloud Communication and Collaboration Platform. Our Subscription Management and Billing System, which was primarily catering to the large digital Pay-TV operators, transformed into an API driven cloud Subscription Management and Billing System.

“FaceTone” is a cloud communications and collaborations platform which is being offered through public/private cloud and on site implementations as per business preferences.

Our FaceTone enterprise version was launched in October 2016 and the product has already gained momentum in the market by acquiring the largest home grown taxi hailing start up, the largest private bank, one of the largest financial conglomerate which became the most profitable listed company in 2017, and the largest private telecommunication service provider in Sri Lanka to its client portfolio.

FaceTone has also been implemented at some of the existing clients of Duo World, which include the largest government bank, some of the medium size private banks, the largest fixed telecommunication providers and the largest retail chain in Sri Lanka.

FaceTone showcased its excellence by winning the Gold Award under the “Communications Applications” category in The National Best Quality ICT Awards 2016 (NBQSA), an annual event organized by the BCS, The Chartered Institute for IT Sri Lanka, qualifying to participate in Asia Pacific ICT Awards (APICTA) hosted by Asia Pacific ICT Alliance Awards 2016 held in Taipei, Taiwan where FaceTone won a merit award in reinforcing itself as an innovative solution once again.

“CloudCharge” is an API driven Cloud Subscription Management and Billing System that caters to any business that operates in the space of subscription economy. CloudCharge is to be commercially launched by the second quarter of fiscal year 2017-2018.

Duo World commercially launched the enterprise version of DigIn in June 2017, and has ambitions plans of bringing many customers on board during the coming months. The SaaS version of DigIn is to be launched during the third quarter of fiscal year 2017-2018.

Other ancillary product of Duo World that is in completion, and to be launched is, Smoothflow. We plan to launch Smoothflow in January 2018.

All of the products are initially launched in Sri Lanka (as a test bed) and then taken to other countries.

Most of our product development, research and development, global support center, project management, business process and implementation, finance and treasury and human resource management functions are conducted and managed through Duo Software Sri Lanka.

Duo Software Singapore was established primarily for the purpose of marketing of our enterprise versions DuoSubscribe and DuoCLM when they were launched in 2008. Duo Software Singapore has been highly instrumental in generating successful sales leads through its presence at trade exhibitions and in following up sales leads.

Duo Software India was established for the purposes of having a dedicated team in India to promote and support the enterprise versions of DuoSubscribe and DuoCLM when it was launched in 2008. India is the world’s second most populated country and has a large number of Pay TV operators in the subscription economy in India.

Duo Software India has been successful in penetrating the Pay TV industry, and enterprise versions of DuoSubscribe and DuoCLM are being employed as the operation platform by some of the dominant Pay TV operators in New Delhi, and Kolkata, India, such as DEN Networks Limited, India’s largest cable TV distribution company serving 13 million homes in over 200 cities.

At present, Duo Software India has curtailed promoting DuoSubscribe and DuoCLM, and is at the verge of launching FaceTone in India, primarily to the Telecommunication industry.

Industry and Market

While Duo World initially developed its software for use by clients as an enterprise or on premises model, the information technology climate is changing in dramatic fashion as a result of cloud based, SaaS solutions and technology. Duo World fully grasps these changing dynamics and market forces, and intends to use its technical expertise, technology and other resources to exploit cloud based, SaaS solutions in order to compete within our industry.

The communication and collaboration software is where the solution facilitates hosted applications via private/public clouds or through an on premise implementation model.

While Duo World would primarily focus on the cloud model to acquire the market influencers and startups where the revenue will be on a monthly/annually subscription model, the on premise solution will be made available for brick and mortar companies, who have their own infrastructure to implement the system in house. For the on premise version, our pricing would be based on either a one-time investment pricing with annual support fee or a monthly/annual user license subscription basis as preferred by the customer.

Communication and Collaboration will facilitate running a comprehensive modern age customer support system featuring omni-channel delivery. It provides sales teams the convenience of contacting their customers from anywhere and any device, add their own task and manage a customer’s profile. FaceTone would also enable efficient internal communication between teams through its voice, messaging and collaboration platform.

FaceTone proves to be a solution for any industry and organization to uplift their communication with external stakeholders such as clients and internal communication within teams; hence, the market size promises to be significantly large and unfolds bigger opportunities for Duo World to achieve market leadership with the right product at the right time.

The subscription based software industry is an industry where software applications are hosted on a public or private cloud platform and services are provided on a monthly subscription model known as “Software as a Service” or “SaaS.” SaaS is a software licensing and delivery model in which software is licensed on a subscription basis and is centrally hosted on the cloud by independent software vendors or application service providers. Unlike traditional software applications which are conventionally sold as a perpetual license with an up-front fee and an annual fee charged for support, SaaS providers price their applications using a subscription fee, payable monthly or on a transaction basis. The subscription model allows organizations to access the applications without having to pay a large upfront fee, thereby increasing the potential user base.

The subscription industry has recently experienced phenomenal growth and is forecasted to continue to grow in the future. Subscriptions are no longer limited to cable TV, newspapers and magazines. During the past ten years, there has been a dramatic shift in the way both consumers and companies do business and more companies are using the subscription model to offer everything from music, movies and textbooks to even automobiles for a monthly fee. Many traditional organizations are joining the subscription economy in response to changing consumer habits, as many consumers today value the convenience and flexibility of subscribing for services or access to products more than having to purchase products or services.

DuoWorld Platform

Duo World has developed a platform to accommodate cloud based solutions. The Duo World cloud based platform is being used by the company for all research and development activities and new product development.

Our Products and Our Transformation to Cloud Based, SaaS Solutions

In response to the changing dynamics discussed under “Industry and Market,” above, we have been diligently transforming our business model by developing new products and enhancing our current products for the cloud based, Software-as-a-Service (“SaaS”) market.

Our DuoCLM product was designed to manage the entire customer life cycle from the initial contact point with a customer to after sales support. DuoCLM was offered as an enterprise or on premises solution to large organizations that have dedicated customer support/call centers to maintain their customer relationships.

We launched FaceTone in October 2016 to offer a significantly enhanced model of DuoCLM. The On Premise and Partner versions were launched in 2016, and we hope to launch the FaceTone cloud version in the second quarter of fiscal year 2017-2018.

Our DuoSubscribe product specializes in invoicing customers on a monthly/recurring basis and managing the services of the customer. DuoSubscribe is currently offered as an enterprise or on premises solution.

We have developed a significantly enhanced version of our DuoSubscribe product, called CloudCharge, as a cloud based, SaaS solution. CloudCharge will have a much wider scope and many new features that can serve many more industries than DuoSubscribe. CloudCharge can be used to manage and set up recurring bills (such as Pay TV, news subscriptions, car rentals) to subscribers. The client’s customer details can be stored in the system and used to send bills to their emails or phones. Discounts and promotions can be scheduled and activated using CloudCharge. CouldCharge will be launched in the second quarter of fiscal year 2017-2018.

“DigIn” is a business intelligence and data visualization tool that is offered through public/private cloud and on premise implementations. DigIn will make data analytics simplified for small and medium organizations. Our DigIn enterprise version was launched in June 2017, and the cloud version is to be launched by third quarter in fiscal year 2017-2018.

“SmoothFlow” is a cloud based workflow designing and execution tool that is meant for developers. This tool would also provide a back end as service where the app development would be made simple via a drag and drop service designer. SmoothFlow would be launched by primarily integrating with JIRA and made available on Atlassian market place providing access to the users of over 75,000 organizations using Atlassian tools.

“Veery” will be offered as a downloadable open source communication platform free of charge. However, we would charge customers for any required support on a case by case basis.

With Duo World transforming its business toward cloud based, SaaS, product deployments, we are employing a strategic market approach focused on creating and distributing valuable, relevant and consistent content to attract new and retain a clearly defined clientele with the goal of ultimately driving profitable customer action via content marketing.

While we move toward cloud based solutions, Duo World will continue to cater all of our products to the profitable enterprise segments, as well. And is the case of most of our products, the enterprise version will be launched first in Sri Lanka and the region (as a test bed), prior to being launched in other countries and as a SaaS.

In addition, our cloud based solutions will reduce implementation and change request costs, while improving product profitability. Duo World will focus more on product innovation than on deploying our resources and efforts on solving customer specific issues and accepting additional development requests from individual customers.

Instead of catering our products to limited industries in a particular region or country, our new products will allow us to cater to a more diversified audience that can be reached through our cloud presence, which can be accessed by any user via the internet, regardless of where they are located. We believe that our transformation from on premises/enterprise solutions to cloud-based, SaaS solutions will expose us to a greater number of potential customers and reduce our reliance on a few large enterprise customers.

Our transformation to a cloud-based, SaaS business is not without some small degree of risk, as we could lose some of the personal interaction with our customers, as all of our services will be offered via digital communications (e.g., email, blogs, service tickets and telephone), which could impact customer loyalty. In order to overcome this risk, we are investing in improving our global support operation and ensuring that proper attention and very professional services are provided to our customers as and when the need arises to provide additional customer support. However, our management does not believe that such risk is material.

Due to the increased dynamic conditions of the markets, we are now going to offer our other products without the Duo World platform.

CloudCharge

CloudCharge offers a range of features that would help organizations improve their operations and maximize their revenues. CloudCharge’s key features are:

●	customer profiling and portfolio management

●	order taking and provisioning

●	invoicing and payment processing

●	subscription management and billing

●	social media integration

●	marketing campaign and sales lead management

●	payment gateway integration

●	notifications and payment reminders

●	easy to use interface

●	open application program interface (“API”) for third party integration

CloudCharge can also be used for one time billing by supermarkets, gas stations, etc. where bills will be generated one time for one or more products and services. CloudCharge also provides tools to manage inventory and multiple stores or sales outlets.

CloudCharge will be targeted toward small (including sole proprietors) and medium-sized businesses.

DigIn

DigIn is an end-to-end data visualization and analytics platform that allows the user to analyze structured and unstructured data in one place.

DigIn also has three business models, Cloud based, partner model and on premise model. DigIn supports Social Media Analytics, real time dashboard, data modeling, forecasting, and “what if” analysis, which is a highly valued feature in the present industries. The analysis can be made for several data sources and attributes, such as determining the products that experienced highest sales in a particular season or selling period. This data can be used to predict future sales of the products during specific seasons or time periods. By using Social Media Analytics, a company can analyze its reach in social media and review the comments received about its products, both positive and negative.

FaceTone

FaceTone is a communication and collaboration platform that provides capability of operating on premise or cloud based PABX, IVR or a contact/call center, efficiently. A PABX is a private automatic branch exchange and automatic telephone switching system. An IVR is an interactive voice response system that interacts with callers, gathers information and routes calls to the appropriate recipients. FaceTone is an enhanced version of Duo CLM.

FaceTone for PABX provides advanced features such as call conferencing, call parking, call forwarding, voicemail and more. FaceTone for Call Centers provides the capability to run a fully functional contact center with added features such as call routing and chat based collaboration like Facebook, Viber and Skype. FaceTone for Developers is for developers who wish to build communication related systems. This option will be available once FaceTone is well established in market.

SmoothFlow

SmoothFlow is a workflow designing tool that allows the user to create, edit, save and publish workflows, and is similar to Microsoft Workflow Designer, which we previously used to build workflows. If a user needs to build a web based system (e.g., Online POS), then the user can design the processes of the system using SmoothFlow and integrate them with the interface the user has already designed.

SmoothFlow is targeted toward developers who require a workflow designing tool for their development. SmoothFlow’s simple and intuitive drag and drop interface can be used by both new and experienced users with ease.

Veery

Veery is an open source development platform that can be used to build communication related systems. Users can download the Veery platform to their local computers to start working. Users can customize/develop communication related applications using Veery and sell them under their brand name. For example, a developer can develop a telephone application on top of the Veery platform using the calling services available in Veery to make and receive calls.

Developers will be allowed to download Veery free of charge and start using it for their development purpose, as it is an open source application.

New Product Marketing

We intend to take our message to as many of the prospective customers as possible by conducting a robust marketing campaign for our new products. Having products that our potential customers would be excited about and willing to pay for, we will pursue a mixed approach of digital and traditional marketing channel to lure customers.

We intend to market our new products in various ways and through various channels, including press releases in international online and print media about product development, release dates for new and updated versions of our software and products, new personnel hiring and other news about our company, our achievements and our products.

We also intend to advertise via entrepreneur magazines and Gartner publications, and product placement with other leading products. Gartner, Inc., based in Stanford, CT, in the United States, is one of the world’s leading information technology and advisory companies.

We also intend to actively market our products via online/social media marketing, such as content marketing via Google and LinkedIn, blogs, forums and video tutorials.

We have attended and participated in tradeshows and exhibitions in the past and we intend to participate in the Gartner Business Intelligence & Analytics Summit, and developer conferences, as a sponsor and exhibitor.

Duo World will conduct promotion activities jointly with the partners who would be reselling the on premise model of the products and these promotions will be localized based on the country and target market.

Dependence on One or a Few Major Customers

The Company does business with a few major customers. Major customers are defined as those customers whose annual revenue contributions to the Company are greater to or equal to 10% of the Company’s annual revenue. Net sales for the fiscal years ended March 31, 2017 and 2016, include sales to the following major customers:

Sales
	Year Ended March 31,
Customer	2017	%	2016	%
Customer A	$398,783	36	$445,120	32
Customer B	$376,626	34	$366,709	27
Customer C	$83,138	7	$193,721	14
Customer D	$80,757	7	$29,022	2
Total Sales to Customers A-D	$939,304	84	$1,034,572	75

Our Intellectual Property

We have no patents. Our trademarks are registered in Sri Lanka and will be registered in the United States shortly. Our trade secrets, copyrights and our other intellectual property rights are important assets for us. We enter into confidentiality agreements with our employees and consultants and we generally control access to and distribution of proprietary information. These agreements generally provide that any confidential information developed by us or on our behalf be kept confidential. Further, we require all employees to execute written agreements assigning to us all rights in all inventions, developments, technologies and other intellectual property created by our employees.

There are events that are outside of our control that pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which our services are made available through the Internet. Also, the efforts we have taken to protect our propriety rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights could be expensive and time consuming.

We have two wholly-owned subsidiaries: Duo Software (Pvt.) Limited, a Sri Lankan company, and Duo Software (Pte.) Limited, a Singaporean company. We also indirectly own Duo Software India (Private) Limited, an Indian company, which is the wholly-owned subsidiary of Duo Software (Pte.) Limited (Singapore).

Employees

The Company currently has approximately 100 employees. We have employment agreements with our employees, but not with our directors or officers. We do not anticipate any of our employees being union members.

Legal Proceedings

We are not involved in any legal proceedings.

Competitive Conditions

The subscription management and billing and customer lifecycle management businesses are intensely competitive. We have numerous competitors in the United States and abroad, many of whom have greater financial and human resources than we have. If we are unable to compete effectively and efficiently with our competitors, then we may not generate sufficient revenues and profits to stay in business, in which case investors in our common stock could lose part or all of their investments in the Company.

Business and Legal Developments Regarding Climate Change

We do not believe our business will be affected by business and legal developments regarding climate change.

Where You Can Find Us

Our principal executive offices in the United States are located at 170 S. Green Valley Parkway, Suite 300, Henderson, Nevada 89012. Our U.S. telephone number is (870) 505-6540. Our primary overseas offices are located at c/o Duo Software (Pvt.) Ltd., No. 403 Galle Road, Colombo 03, Sri Lanka. Our overseas telephone number is + (94) 112 375 000.

Implications of Being an Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 or “JOBS Act.” We will remain an emerging growth company until the earlier of (1) March 31, 2022 (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer,” as defined in the Securities Exchange Act of 1934, and (4) the date on which we have issued more than $1.0 billion in nonconvertible debt during the prior three-year period.

As an emerging growth company, we may take advantage of reduced or “scaled” disclosure requirements that are otherwise applicable to public companies. These reduced or scaled disclosure requirements include, but are not limited to:

1.

being permitted to present only two years of audited financial statements and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report;

2.	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended;

3.	being able to take advantage of the reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

4.	being exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We have elected to take advantage of certain of the reduced disclosure obligations in this Annual Report and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies that are not emerging growth companies.

The JOBS Act also provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards. We have irrevocably elected to not avail ourselves of this exemption and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Compliance after Termination of Emerging Growth Company Status

After our emerging growth company status is terminated, we will not be able to take advantage of the reduced or scaled disclosure requirements described in subparagraphs 1. and 4., above. However, in the event we are a “smaller reporting company,” as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, after our emerging growth company status has terminated, we will still be able to take advantage of the reduced or scaled disclosure requirements described in subparagraphs 2. and 3., above, for as long as we continue to have smaller reporting company status.

ITEM 1A. RISK FACTORS.

An investment in our Common Stock involves a high degree of risk. Prospective investors should carefully consider the following risk factors and the other information in this Annual Report and in our other filings with the SEC before investing in our Common Stock. Our business and results of operations could be seriously harmed by any of the following risks. You should carefully consider the risks described below, the other information in this Annual Report and the documents incorporated by reference herein when evaluating our Company and our business. If any of the following risks actually occurs, our business could be harmed. In such case, the trading price of our Common Stock could decline and investors could lose all or a part of the money paid for our Common Stock.

INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IF ANY OF THE FOLLOWING RISKS ACTUALLY MATERIALIZES, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD SUFFER AND OUR SHAREHOLDERS COULD LOSE ALL OR PART OF THEIR INVESTMENT IN OUR SHARES.

Risks Related to Our Business

We do not have an independent audit or compensation committee, the absence of which could lead to conflicts of interest of our officers and directors and work as a detriment to our shareholders.

We do not have an independent audit or compensation committee. The absence of an independent audit and compensation committee could lead to conflicts of interest of our officers and directors, which could work as a detriment to our shareholders.

The markets in which we operate include a large number of service providers and are highly competitive.

Many of our competitors are expanding the services they offer in an attempt to gain additional business. In addition, new competitors, alliances among competitors or competitors’ mergers could result in significant market share gain. Some of our competitors may have or develop a lower cost structure, adopt more aggressive pricing policies or provide services that gain greater market acceptance than the services that we offer or develop. Large and well-capitalized competitors may be able to better respond to the need for technological changes faster, price their services more aggressively, compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share. Our clients routinely negotiate for better pricing, and in order to respond to increased competition and pricing pressure, we may be required to lower our pricing structure, which would have an adverse effect on our revenues and profit margin.

We are an emerging growth company and the reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised financial accounting standards until such time as those standards apply to private companies. However, we have irrevocably elected not to avail ourselves of this extended transition period and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

For as long as we continue to be an emerging growth company, we may also take advantage of other exemptions from certain reporting requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, exemption from any rules that may be adopted by the PCAOB requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, and reduced financial reporting requirements. Investors may find our common stock less attractive if we rely on these exemptions, which could result in a less active market for our common stock, increased price fluctuations and a decrease in the trading price of our common stock.

Our ability to achieve significant revenue will depend on our ability to establish effective sales and marketing capabilities.

Our success is dependent upon our ability to effectively and profitably market and sell our services. If we fail to establish sufficient marketing and sales forces, our ability to enter new or existing markets will be impaired. Our inability to effectively enter these markets would materially and adversely affect our ability to generate significant revenues.

If we are unable to hire or retain qualified personnel in certain areas of our business, then our ability to execute our business plans in those areas could be impaired and revenues could decrease.

We employ approximately 100 employees worldwide. At times, we have experienced difficulties in hiring personnel with the desired levels of training and experience. We have been outsourcing certain non-core activities to third party suppliers. Additionally, quality service depends on our ability to retain employees and control personnel turnover. Any increase in the employee turnover rate could increase recruiting and training costs and could decrease operating effectiveness and productivity. We may not be able to continue to hire, train and retain a significant number of qualified personnel to adequately staff new client projects or expand existing ones.

We depend heavily on our management team and the loss of any of our executive officers could significantly weaken our management expertise and ability to run our business.

Our business strategy and success is dependent on the skills and knowledge of our management team and consultants. As of the date of this Annual Report, Muhunthan Canagasooryam is our President and Chief Executive Officer, Suzannah Jennifer Samuel Perera is our Chief Financial Officer and Riad Ameen is our Legal Director. The loss of services of Muhunthan Canagasooryam, Suzannah Jennifer Samuel Perera or Riad Ameen could weaken significantly our management expertise and our ability to efficiently run our business. We do not maintain key man life insurance policies on any of our officers.

Because our President and Chief Executive Officer also works for another organization, our business could suffer if he is unable to devote sufficient time to our Company’s business.

Muhunthan Canagasooryam, our President and Chief Executive Officer, devotes two days a week to our business and is contractually obligated to work three days a week as the Managing Director and Chief Executive Officer of the Information Communication Technology Agency (“ICTA”) in Sri Lanka. In the event that he is unable to devote sufficient time and effort to carry out his role and perform his responsibilities as President, Chief Executive Officer and Director of Duo World, our business could suffer and our investors could be harmed if our stock price declines as a result of Mr. Canagasooryam’s unavailability or lack of attention to the management and oversight of our business.

Because our officers and directors reside outside of the United States, it may be difficult for an investor to enforce any right based on United States Federal Securities Laws or state securities laws against the Company and/or any of our officers or directors, or to enforce a judgment rendered by a court in the United States against the Company or any of our officers or directors.

None of our officers or directors is a resident of the United States. Therefore, it may be difficult for our United States shareholders to (i) enforce any right or claim based on United States federal securities laws or state securities laws against the Company and/or any of our officers or directors, (ii) effect service of process on any of our officers or directors in the United States or in foreign countries in which we maintain assets and/or in which any of our officers or directors reside or may be found, (iii) enforce any judgment rendered by a court in the United States against the Company or any of our officers or directors; or (iv) bring an original action in foreign courts such as India, Singapore and Sri Lanka, where our assets, officers and directors are located, to enforce liabilities based on the United States or state securities laws against the Company or any of our officers or directors. As a result, it may be difficult or impossible for an investor to bring an action against our officers or directors in the event that an investor believes that such investor’s rights have been infringed upon under the securities laws of the United States or under any state securities laws, or otherwise. Even if an investor is successful in bringing an action of this kind, the courts of other countries may rule that the investor is unable to enforce a judgment against the assets of the Company located outside the territorial limits of the United States or the assets of the officers or directors located outside the territorial limits of the United States. As a result, our shareholders may have more difficulty in protecting their interests and investments in the Company through actions against our management, directors or officers, compared to shareholders of a corporation doing business in, and a corporation and its officers and directors maintaining assets in, and residing in the United States.

Any United States or foreign judgment that may be obtained against us may be difficult or impossible to enforce in the United States, India, Singapore or Sri Lanka.

Although we are a Nevada corporation, subject to suit in the United States and other courts in the United States, most of our assets are located in India, Singapore and Sri Lanka and our officers and directors and their assets are located outside the United States. Judgments obtained in the United States or in other foreign courts, including those with respect to United States federal or state securities laws claims, may not be enforceable in India, Singapore, Sri Lanka or any other country in which we or our officers or directors maintain assets. Therefore, it may be difficult or impossible to enforce any U.S. or other foreign judgment obtained against us or our officers or directors or any of our operating subsidiaries in India, Singapore, Sri Lanka or any other country in which we maintain assets.

If our clients are not successful, or the trend towards outsourcing does not continue, the amount of business that our clients outsource and the prices that they are willing to pay for such services may diminish and could adversely affect our business.

Our revenues depend on the success of our clients. If our clients or their specific programs are not successful, then the amount of business that they outsource may be diminished. There can be no assurance that the level of revenues generated by such clients will meet expectations. A reduction in the amount of business we receive from our clients could result in stranded capacity and costs. In addition, we may face pricing pressure from our clients, which could negatively affect our operating results.

Growth of our revenues depends, in large part, on the trend toward outsourcing. Outsourcing involves companies contracting with a third party, such as Duo World, to provide customer management services, customer lifecycle management solutions and subscription management and billing solutions rather than performing such services in-house. There can be no assurance that this trend will continue, as organizations may elect to perform such services in-house. A significant change in this trend could have a material adverse effect on our financial condition and results of operations.

A large portion of our revenue is generated from a limited number of clients, and the loss of significant work from one or more of our clients could adversely affect our business.

Our four (4) largest clients collectively represented 84% of our revenues for the fiscal year ended March 31, 2017 and our four (4) largest clients represented 75% of our revenues for the fiscal year ended March 31, 2016. While we typically have multiple work orders and/or contracts with our largest customers, which would not all terminate at the same time, the loss of one or more of the larger work orders or contracts with one of our largest customers could adversely affect our business, results of operations and financial condition, if the lost revenues were not replaced with profitable revenues from that client or other clients.

We process, transmit and store personally identifiable information and unauthorized access to, or the unintended release of, this information could result in a claim for damages or loss of business and create unfavorable publicity.

We process, transmit and store personally identifiable information, both in our role as a service provider and as an employer. This information may include social security numbers or other foreign tax identification numbers, financial and health information, as well as personal information. As a result, we are subject to certain contractual terms, as well as federal, state and foreign laws and regulations designed to protect personally identifiable information. While we take measures to protect the security and privacy of this information and to prevent unauthorized access, it is possible that our security controls over personal data and other practices we follow may not prevent the improper access to or disclosure of personally identifiable information. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines and/or criminal prosecution.

Interruption of our data centers and contact centers could have a materially adverse effect on our business.

In the event that we experience a temporary or permanent interruption at one or more of our data centers or contact centers or to cloud storage where we also store data and codes, through natural disaster, casualty, operating malfunction, cyber-attack, sabotage or other causes, we may be unable to provide the data services we are contractually obligated to deliver. This could result in us being required to pay contractual damages to some clients or to allow some clients to terminate or renegotiate their contracts. Notwithstanding disaster recovery and business continuity plans and precautions instituted to protect our clients and us from events that could interrupt delivery of services (including property and business interruption insurance that we may maintain or procure in the future), there is no guarantee that such interruptions would not result in a prolonged interruption in our ability to provide support services to our clients or that such precautions would adequately compensate us for any losses we may incur as a result of such interruptions.

Our ability to deliver our services is at risk if the technology and network equipment we rely upon is not maintained or upgraded on a timely basis.

Technology is a critical foundation in our service delivery. We utilize and deploy internally developed and third party software solutions across various hardware environments. We operate an extensive internal voice and data network that links our global sites together in a multi-hub model that enables the rerouting of traffic. Also, we rely on multiple public communication channels for connectivity to our clients. Our clients are highly dependent upon the high availability and uncompromised security of our systems. These systems are subject to risk of an extended interruption or outage due to many factors, such as system failures, acts of nature and intentional unauthorized attacks from third parties. Accordingly, maintenance of, and investment in, these foundational components are critical to our success. If the reliability of our technology or network operations falls below required service levels, or a systemic fault affects the organization broadly, we may be obligated to pay performance penalties to our clients, and our business from existing and potential clients may be jeopardized and cause our revenue and cash flow to decrease.

We may not be able to predict our future tax liabilities. If we become subject to increased levels of taxation or if tax contingencies are resolved adversely, our results of operations and financial condition could be adversely affected.

Due to the international nature of our operations, we are subject to the complex and varying tax laws and rules of several foreign jurisdictions. We may not be able to predict the amount of future tax liabilities to which we may become subject due to some of these complexities if our positions are challenged by local tax authorities. Any increase in the amount of taxation incurred as a result of challenges to our tax filing positions or due to legislative or regulatory changes could result in a material adverse effect on our business, results of operations and financial condition. We are subject to tax audits, including issues related to transfer pricing, in the United States and other jurisdictions. We have material tax-related contingent liabilities that are difficult to predict or quantify. While we believe that our current tax provisions are reasonable and appropriate, we cannot be assured that these items will be settled for the amounts accrued or that additional exposures will not be identified in the future or that additional tax reserves will not be provided for any such exposure.

Our business performance and growth plans may be negatively affected if we are unable to effectively manage changes in the application and use of our technology.

The use of technology in our industry has and will continue to rapidly increase. Our future success depends, in part, upon our ability to develop and implement technology solutions that anticipate and keep pace with continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors or if our competitors develop more cost-effective technologies, it could have a material adverse effect on our ability to obtain and complete customer engagements. Also, if customer preferences for technology disproportionately outpace other interaction preferences, it could have a material adverse impact on our revenue profile and growth plans.

Defects or errors with our software could adversely affect our business.

Design defects or software errors may delay software introductions or reduce the satisfaction level of clients and may have a materially adverse effect on our business and results of operations. Our software is highly complex and may, from time to time, contain design defects or software errors that may be difficult to detect and/or correct. Because both our clients and we use our software to perform critical business functions, design defects, software errors or other potential problems within or outside of our control may arise from the use of our software. It may also result in financial or other damages to our clients, for which we may be held responsible. Although our license and other agreements with our clients may often contain provisions designed to limit our exposure to potential claims and liabilities arising from client problems, these provisions may not effectively protect us against such claims in all cases and in all jurisdictions. Claims and liabilities arising from client problems could result in monetary damages to us and could cause damage to our reputation, adversely affecting our business, results of operations and financial condition.

If we do not effectively manage our capacity, our results of operations could be adversely affected.

Our ability to profit from the global trend toward outsourcing depends largely on how effectively we manage our contact center capacity. In order to create the additional capacity necessary to accommodate new or expanded outsourcing projects, we may need to open new contact centers. The opening or expansion of a contact center may result, at least in the short-term, in idle capacity until we fully implement the new or expanded program. We may also experience short-term and/or long-term fluctuations in client demand for services performed in one or more of our contact centers. Short-term downward fluctuations may result in less than optimal site utilization for a period of time. Longer-term downward fluctuations may result in site closures. As a result, we may not achieve or maintain targeted site utilization levels, or site utilization levels may decrease over certain periods and our revenues and profitability may suffer.

Client consolidation could result in a loss of clients and adversely affect our business.

We serve clients in industries that have experienced a significant level of consolidation. We cannot assure investors that additional consolidations will not incur in which our clients acquire additional businesses or are acquired themselves. Such consolidations may result in the termination of an existing client contract, which could have an adverse effect on our business, results of operations and financial condition.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. We will strive to adopt and implement effective internal controls and maintain the effectiveness of our internal controls in the future; however, we cannot guarantee that our internal controls will be effective. As a result, current and potential shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

Our intellectual property rights are valuable and any inability to protect them could reduce the value of our brand and our business.

Our trade secrets, copyrights and our other intellectual property rights are important assets for us. There are events that are outside of our control that pose a threat to our intellectual property rights. Also, the efforts we have taken to protect our propriety rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights could be expensive and time consuming.

Our shareholders may be diluted significantly through our efforts to obtain financing, fund our operations and satisfy our obligations through issuance of additional shares of our common stock.

We have no committed source of financing. We will likely have to issue additional shares of our common stock to fund our operations and to implement our plan of operation. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the 51,432,533 authorized, but unissued, shares of our common stock. Future issuances of shares of our common stock will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value and that dilution may be material.

The marketability and profitability of our services is subject to unknown economic conditions, which could significantly impact our business, financial condition, the marketability of our services and our profitability.

The marketability and profitability of our services may be adversely affected by local, regional, national and international economic conditions beyond our control and/or the control of our management, which could significantly impact our business, financial condition, the marketability of our services and our ability to earn a profit. Favorable changes may not necessarily enhance the marketability of our services or our profitability.

Fluctuations in currency exchange rates could materially adversely affect our financial condition and results of operations.

Our operations are primarily international and we earn our revenues and incur our expenses in multiple currencies. Doing business in different foreign currencies exposes us to foreign currency risks, including risks related to revenues and receivables, compensation of personnel, purchases and capital expenditures. The majority of our revenues are in U.S. dollars and Sri Lankan rupees. However, some of our expenses are denominated in Singapore dollars, Indian rupees and other local currencies. To the extent that we increase our business and revenues which are denominated in currencies other than U.S. dollars and Sri Lankan rupees, we will also increase our receivables denominated in those other currencies and, therefore, also increase our exposure to fluctuations in their exchange rates against the U.S. dollar (our reporting currency) or the Sri Lankan rupee. Similarly, any capital expenditures, such as for computer equipment, which are payable in the local currencies of the countries in which we operate, but are imported to such countries, and any deposits we hold in local currencies, can be materially affected by depreciation of the local currencies against the U.S. dollar or Sri Lankan rupee, and the effect of such depreciation on the local economy. Certain foreign currency exposures, to some extent, are naturally offset on a consolidated basis. However, if our international operations continue to grow, fluctuations in foreign currency exchange rates could materially impact our results of operations and financial condition.

Risks Related to an Investment in Our Securities

Because one of our shareholders owns 28,000,000 shares of our common stock and 5,000,000 shares of our Series “A” Preferred Stock, he will be able to exert significant influence over corporate decisions that may be disadvantageous to our minority shareholders.

Our President and Chief Executive Officer, Muhunthan Canagasooryam, currently owns 28,000,000 shares of our common stock and 5,000,000 shares of our Series “A” Preferred Stock, which allows him to cast controlling votes on any and all matters submitted to our shareholders for a vote. As a result of his ownership position, Mr. Canagasooryam will be able to elect all of our directors and control the vote on any matter brought before a meeting of our shareholders. Such control by Mr. Canagasooryam could be disadvantageous to our minority shareholders, who would have little say in the election of our directors and in any acquisition or merger transaction in which we may become involved.

Our compliance with changing laws and rules regarding corporate governance and public disclosure may result in additional expenses to us which, in turn, may adversely affect our ability to continue our operations.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and, in the event we are ever approved for listing on either an automated quotation system or a registered exchange, any system or stock exchange rules, will require an increased amount of management attention and external resources. We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses estimated to be between $60,000 and $75,000 per year and a diversion of management time and attention from revenue-generating activities to compliance and disclosure activities. This could have an adverse impact on our operations.

Trading in our securities could be subject to extreme price fluctuations that could adversely affect your investment.

Historically speaking, the market prices for securities of small publicly traded companies have been highly volatile. Publicized events and announcements may have a significant impact on the market price of our common stock.

In addition, the stock market from time to time experiences extreme price and volume fluctuations that particularly affect the market prices for small publicly traded companies and which are often unrelated to the operating performance of the affected companies.

We do not expect to pay dividends for the foreseeable future.

We will use any earnings generated from our operations to finance our business and will not pay any cash dividends to our shareholders in the foreseeable future.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our second Annual Report on Form 10-K (that will be due on or about June 29, 2018), to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of such fiscal years.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. We have not yet begun our assessment of the effectiveness of our internal control over financial reporting and expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements. Further, implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take a significant amount of time to complete. Also, during the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.

In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to insure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information and the trading price of our common stock, if a market ever develops, could drop significantly.

Our amended articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability, which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefits of officers and/or directors.

Our articles of incorporation and applicable Nevada laws provide for the indemnification of our directors, officers, employees and agents under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees or agents, upon such person’s written promise to repay us, therefore, even if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we may be unable to recoup.

We have been advised that, in the opinion of the Securities and Exchange Commission, indemnification for liabilities arising under federal securities laws is against public policy and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question of whether indemnification by us is against public policy as expressed by the Securities and Exchange Commission and will be governed by the final adjudication of such issue. The legal process relating to this matter, if it were to occur, is likely to be very costly and may result is us receiving negative publicity, either of which factors is likely to materially reduce the market price for our shares, if such a market ever develops.

There are risks associated with forward-looking statements

This annual report contains certain forward-looking statements regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this annual report include or relate to, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our ability to obtain and retain sufficient capital for future operations and (e) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” in this annual report, as well as in this annual report, generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this annual report, generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will, in fact, occur.

For all of the foregoing reasons and other reasons set forth herein, an investment in our securities in any market that may develop in the future will involve a high degree of risk.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause Duo World’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward- looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this annual report to confirm our prior statements to actual results.

Further, this annual report contains forward-looking statements that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations, the progress of any product development, the need for, and timing of, additional capital and capital expenditures, partnering prospects, the protection of and the need for additional intellectual property rights, effects of regulations, the need for additional facilities and potential market opportunities.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Description of Property

Duo World Inc. is currently using office facilities at the Regus Centre in Nevada and is located at 170 S Green Valley Parkway, Suite 300, Henderson, NV 89012.

The subsidiary in Sri Lanka is located at No. 403, Galle Road, 00300, Colombo 03, Sri Lanka on a rented office property. The company occupies three floors, with 3,800 square feet on each floor (total of 11,400 square feet) at a monthly rental of U.S. $4,988 per month.

Duo Software India (Private) Limited uses the Regus Centre in New Delhi for all its office facility requirements. The address is 15/F, Eros Corporate Tower, Nehru Place, New Delhi.

Our board of directors must approve any rental arrangement and ensure that it is fair to the Company.

ITEM 3. LEGAL PROCEEDINGS.

We are not subject to any other pending or threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

During the fiscal year ended March 31, 2017, the Company’s Common Stock was not traded.

During February 2017, the Company’s Common Stock started being quoted on the Over-the-Counter Bulletin Board under the symbol “DUUO.OB.” However, no shares of our Common Stock were sold in February or March 2017. The market for the Company’s Common Stock is limited, volatile and sporadic and the price of the Company’s Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company’s shares, and other factors. The following table sets forth the high and low sales prices for each quarter relating to the Company’s Common Stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not reflect actual transactions.

Fiscal 2017	High	Low
First Quarter(1)	$0.000	$0.000
Second Quarter (1)	$0.000	$0.000
Third Quarter(1)	$0.000	$0.000
Fourth Quarter (1)	$5.000	$0.01

Fiscal 2016	High	Low
First Quarter(1)	$0.000	$0.000
Second Quarter(1)	$0.000	$0.000
Third Quarter(1)	$0.000	$0.000
Fourth Quarter (1)	$0.000	$0.000

(1)	This represents the closing bid information for the stock on the OTC Bulletin Board. The bid and ask quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Shareholders should be aware that, according to SEC Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

Our management is aware of the abuses that have occurred historically in the penny stock market.

HOLDERS. As of the date of this filing, there were 24 record holders of the shares of the Company’s issued and outstanding Common Stock, and 3 record holders of the shares of the Company’s Series A Preferred Stock.

DIVIDENDS. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

We have not issued any shares of common or preferred stock since April 2016.

ISSUER REPURCHASES OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

CAUTIONARY FORWARD - LOOKING STATEMENT

The following discussion and analysis of the results of operations and financial condition of Duo World, Inc. should be read in conjunction with our financial statements and related notes. References to “we,” “our,” or “us” in this section refers to the Company and its subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our MD&A is comprised of the following sections:

A. Business Overview

B. Critical Accounting Policies

C. Results of operations for the years ended March 31, 2017 and March 31, 2016

D. Financial condition as at March 31, 2017 and March 31, 2016

E. Liquidity and capital reserves

F. Milestones for next twelve months

A.	Business overview:

Duo World Inc. (hereinafter referred to as “Successor” or “Duo”), a reporting company since September 26, 2016, was organized under the laws of the state of Nevada on September 19, 2014. Duo Software (Pvt.) Limited (hereinafter referred to as “DSSL” or “Predecessor”), a Sri Lanka based company, was incorporated on September 22, 2004, in the Democratic Socialist Republic of Sri Lanka, as a limited liability company. Duo Software (Pte.) Limited (hereinafter referred to as “DSS” or “Predecessor”), a Singapore based company, was incorporated on June 5, 2007 in the Republic of Singapore as a limited liability company. DSS also includes its wholly-owned subsidiary, Duo Software India (Private) Limited (India) which was incorporated on August 30, 2007, under the laws of India.

Effective December 3, 2014, DSSL and DSS executed a reverse recapitalization with Duo. Duo (Successor) is a holding company that conducts operations through its wholly owned subsidiaries DSSL and DSS (Predecessors) in Sri Lanka, Singapore and India.

Duo World has its registered office in Nevada, United States, and its development center in Colombo, Sri Lanka. Duo World specializes in the space of Customer Life Cycle Management & Contact Center solutions and Subscriber Management System and Billing for Pay-TV operators in the Asia Pacific Region. Driven by innovation, Duo World has served the enterprises in many ways, including efficiency, cost reduction, revenue optimization and continuous value addition to their product or service offerings.

Duo World’s Customer Life Cycle and Contact Center solution is been used by some of the largest banks, largest retail chains, largest financial conglomerate, largest taxi hailing startups in Sri Lanka. India’s largest digital cable TV operator and Indonesia’s growing DTH operators largely benefit by implementing Duo World’s Subscriber Management and Billing System for the operation.

Our authorized capital consists of 90,000,000 shares of common stock having a par value of $0.001 per share and 10,000,000 shares of preferred stock having a par value of $0.001.

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

The Company typically licenses its products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the number of site installations and the number of authorized users. Currently, Duo is offering two main products from which it generates its revenue: they are “Duo Contact” (New version is “FaceTone”) and “Duo Subscribe” (New version is “CloudCharge”). In the case of “Duo Contact/FaceTone”, Duo sells its software license along with software implementation and annual maintenance services under an agreement with various clients. In the case of DuoSubscribe, it offers the use of the software to its clients under an end user license agreement. Invoices are raised monthly or quarterly and recognized over the term of the agreement. The Company raises invoice on key milestone basis as defined in the agreement. Revenue recognition is based on stage of completion basis. Revenues from consulting and training services are typically recognized as the services are performed.

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

C.	Results of operations for the years ended March 31, 2017 and March 31, 2016:

The Company had revenues amounting to $1,116,324 and $1,394,172, respectively, for the year ended March 31, 2017 and March 31, 2016. Following is a breakdown of revenues for both years:

	March 31, 2017	March 31, 2016	Changes

DuoSubscribe	$928,905	$1,122,959	$(194,054)
DuoCLM	159,393	260,573	(101,180)
Software hosting and reselling - FaceTone (Beta/testing version)	16,771	10,640	6,131
Facetone	11,255	-	11,255
	$1,116,324	$1,394,172	$(277,848)

Total revenue for the fiscal year ended March 31, 2017 decreased by 20% when compared to fiscal year ended March 31, 2016. The decrease is mainly due to the drop in revenue generated by the product DuoCLM (39%) and DuoSubscribe (17%) in the fiscal year ended March 31, 2017.

During the fiscal year 2017, the company curtailed marketing the legacy software products DuoCLM and DuoSubscribe, as the Company was in preparation to introduce the new main products, FaceTone, and CloudCharge and its ancillary products DigIn and SmoothFlow to the market.

FaceTone is an advanced version of DuoCLM and has already attracted the potential market due to its unique features and flexibility. Furthermore, Duo Software (Pvt.) Limited won a ‘Merit Award’ at the Asia Pacific ICT Alliance Awards (APICTA), held in December 2016 in Taipei, just months after winning ‘Gold’ and ‘Merit’ Awards at the National Best Quality Software Awards (NBQSA) for the new products. Since then, there has been significant interest created for FaceTone in the market and has high revenue generating opportunities.

For the years ended March 31, 2017 and March 31, 2016, the Company had the following concentrations of revenues with customers:

Customer	March 31, 2017	March 31, 2016

A	35.72%	32.96%
B	33.74%	27.12%
C	7.45%	14.36%
D	7.23%	2.08%
Other misc. customers	15.86%	23.48%
	100%	100%

The total cost of sales amounted to $344,927 and $322,199 for the years ended March 31, 2017 and March 31, 2016, respectively. The following table presents the Company’s cost of sales breakdown for both years:

	March 31, 2017	March 31, 2016	Change

Purchases	$41,959	$48,993	$(7,034)
Implementation and onsite support cost	42,406	28,239	14,167
Product development cost written off	147,326	202,311	(54,985)
Consultancy, contract basis employee cost	19,950	12,204	7,746
Developer support and implementation	87,546	25,561	61,985
Cost of development services	5,740	4,891	849
Total cost of sales	$344,927	$322,199	$22,728

Cost of sales marginally increased by $22,728 in the year ended March 31, 2017 when compared to the year ended March 31, 2016.

When analyzed as a percentage to revenue, cost of sales increased from 23% in the fiscal year ended March 31, 2016 to a 31% in the fiscal year ended March 31, 2017. Increase in onsite support cost and developer support fee were the main contributors to the increase in cost of sales.

With the launching of the new products, we increased support staff strength during year ended March 31, 2017, in preparation for the new contracts that are being signed during the year ended March 31, 2018.

The gross income for the years ended March 31, 2017 and March 31, 2016 amounted to $771,397 and $1,071,973, respectively.

The total operating expenditures amounted to $1,580,120 and $1,646,470 for the years ended March 31, 2017 and March 31, 2016, respectively, recording a marginal decrease of 4% in the total operating expenditure. The following table sets forth the Company’s operating expenditure analysis for both years:

	March 31, 2017	March 31, 2016	Change

Research and development	$40,201	$142,782	$(102,581)
General and administrative	929,726	982,547	(52,821)
Salaries and benefits	398,431	377,356	21,075
Selling and distribution	15,720	43,560	(27,840)
Depreciation	60,478	36,220	24,258
Amortization of web site development	2,039	1,139	900
Allowance for bad debts	133,525	62,865	70,660
Total operating expenses	$1,580,120	$1,646,470	$(66,350)

Following are the main reasons for the variances in operating expenses of the Company:

Research and Development

Research and development expenses nominally decreased by $102,581 during the year ended March 31, 2017 when compared with the year ended March 31, 2016, as most of the products have completed the research and development phase and reached the product development phase.

General and Administrative Cost

During the year ended March 31, 2017, general and administrative costs declined by 5.38% when compared to the same period in 2016.

The main reason for the decrease was due to the reduction in the professional fees paid to consultants and auditors in preparation and filing of our Form S-1 registration statement. This cost amounted to $379,372 and $420,235 during the years ended March 31, 2017, and March 31, 2016, respectively.

Salaries and benefits

Salaries and benefits increased by 6% during the year ended March 31, 2017, when compared with the same period in 2016.

There was a reasonable increase in the staff salary scales during the months of August and October 2016. However, it only reflects a 6% increase in total salaries paid, as the total number of staff during year ended March 31, 2017 reduced when compared to the previous year.

The Company moved towards outsourcing of non-core activities during the year ended March 31, 2017. This lead to a general decrease in the number of permanent staff.

Selling and distribution

There is a decrease of 64% on account of expenditure incurred for selling and distribution activities during the year ended March 31, 2017 when compared to the year ended March 31, 2016.

The Company curtailed all marketing activities on its legacy products DuoCLM and DuoSubscribe, during the year ended March 31, 2017, in order to focus on its new products FaceTone, CloudCharge, DigIn and SmoothFlow.

Depreciation and amortization of web site development cost

Depreciation and amortization expense has increased by 67% during the year ended March 31, 2017, when compared to the year ended March 31, 2016, mainly due to change in accounting policies adopted by the Company. For the fiscal year ending March 31, 2016, the useful life of Computer Equipment and Website development were assumed to be 5 years, and during March 31, 2017, it was changed to 3 and 4 years, respectively.

Allowance for bad debts

Allowance for bad debts has increased by $70,660 in the fiscal year ended March 31, 2017, when compared to the fiscal year ended March 31, 2016.

The loss from operations for the year ended March 31, 2017 and March 31, 2016 amounted to $808,723 and $574,497, respectively.

The Company’s other income and (expenses) for the year ended March 31, 2017 and March 31, 2016 amounted to $7,463 and $3,966, respectively. The following table sets forth the Company’s other income and (expenses) analysis for both years:

	March 31, 2017	March 31, 2016	Change

Gain/ (Loss) on disposals	93	-	93
Other income	440	599	(159)
Bank charges	(4,580)	(2,963)	(1,617)
Debit tax charges	-	(84)	84
Exchange gain/ (loss)	40,643	41,737	(1,094)
Interest expenses	(29,133)	(35,323)	6,190
Total other income	$7,463	$3,966	$3,497

Other income has increased by $3,497 during the year ended March 31, 2017 as compared to the other income of the year ended March 31, 2016. This increase was primarily due to a decrease in interest expense during the reporting period.

The loss before provision for income taxes for the years ended March 31, 2017 and March 31, 2016 amounted to $801,260 and $570,530, respectively.

The net loss for the years ended March 31, 2017 and March 31, 2016 amounted to $789,326 and $559,955, respectively.

The Company’s comprehensive loss for the years ended March 31, 2017 and March 31, 2016 amounted to $753,394 and $567,435, respectively.

Comprehensive Income / (Loss):	March 31, 2017	March 31, 2016
Gain / (loss) on foreign currency translation	$35,932	$(7,480)
Net loss	(789,326)	(559,955)
Comprehensive loss	$(753,394)	$(567,435)

For the years ended March 31, 2017 and March 31, 2016, the Company had 38,567,467 and 38,060,000 common shares issued and outstanding, respectively. The weighted average number of shares for the years ended March 31, 2017 and March 31, 2016 was 38,528,359 and 37,794,575, respectively. The loss per share for both years was $(0.02) per share and $(0.01) per share, respectively.

D.	Financial condition as at March 31, 2017 and March 31, 2016:

Assets:

The Company reported total assets of $1,634,154 and $1,390,902 as on March 31, 2017 and March 31, 2016, respectively. 38% of these total assets include net accounts receivables and 36% of total assets comprise intangible assets of the Company. Our property and equipment include office equipment, computer equipment (Data Processing Equipment), furniture and fittings, web site developments and improvement to lease- hold assets having a total net book value of $48,087 and $105,790 as at March 31, 2017 and March 31, 2016, respectively. We also had a deferred tax asset of $18,070 as at March 31, 2016 which now totals to $30,864 as at March 31, 2017. Furthermore, our current assets at March 31, 2016 totaled $884,690 and at March 31, 2017, these current assets amounted to $974,304 comprised of cash of $25,084, accounts receivable of $621,670, prepaid and other current assets of $257,376 and accrued revenue of $70,174.

Liabilities:

The Company had total liabilities of $3,050,987 and $2,402,890 as at March 31, 2017 and March 31, 2016, respectively. Long term liabilities include balances owed to related parties which are outstanding for more than 12 months. Our current liabilities at March 31, 2016 totaled $1,208,222. We have seen a 56% increase in current liabilities amounting to $673,899, making total current liabilities of $1,882,121 as at March 31, 2017. These mainly include short term third party debt, payroll liabilities, payable to related parties, deferred revenue, taxes payable, accrued liabilities and our day to day operational creditors.

Shareholder’s Deficit:

At March 31, 2016, the Company had shareholders´ deficit of $1,011,988. At March 31, 2017, the Company had shareholders´ deficit of $1,416,833, which represents an increase of 40%.

The Company had 38,567,467 and 38,060,000 common shares issued and outstanding at March 31, 2017 and March 31, 2016, respectively and had 5,500,000 and 5,500,000 preferred shares issued and outstanding at March 31, 2017 and March 31, 2016, respectively.

E.	Liquidity and capital reserves:

The Company had loss from operations of $808,723 and $574,497 for the years ended March 31, 2017 and March 31, 2016, respectively; a total other income amounting to $7,463 and $3,966 for the year ended March 31, 2017, and March 31, 2016, respectively; and a net loss of $789,326 and $559,955 for the year ended March 31, 2017 and March 31, 2016, respectively.

In summary, our cash flows for the years ended March 31, 2017 and March 31, 2016 were as follows:

	March 31, 2017	March 31, 2016
Net cash provided by / (used in) operating activities	$123,535	$448,311
Net cash used in investing activities	(375,257)	(334,488)
Net cash provided by financing activities	151,001	-

Since inception, we have financed our operations primarily through internally generated funds and the use of our lines of credit with financial institutions. We had $25,084 in cash; net cash provided by operations of $123,535 for the year ended March 31, 2017; working capital deficit of $907,817 and shareholders´ deficit of $1,416,833 as of March 31, 2017.

F.	Milestones for next twelve months (2017-2018):

Our specific plan of operations and milestones through March 2018 are as follows:

1)	Product Development and Launch:

We intend to commercially launch the new cloud based, SaaS products: CloudCharge, DigIn, FaceTone and Smoothflow.

2)	Expansion:

a)	Geographical Expansion

We intend to set up sales and support teams in few countries in Asia, where the subscription markets are growing. We hope to establish our presence in the United States by opening our first sales office during early 2018.

b)	Market Expansion

Currently, we have clients in India, Indonesia, Nepal, Maldives, and Sri Lanka.

We intend to expand into new markets and regions with our new and enhanced products. We hope to enter certain markets by way of appointing partners with the strategic fit to be able to promote the products in those markets in the most cost effective manner to the company.

c)	Knowledge Capital, Learning and Innovation.

Our greatest strength is our human capital. We have the ability to continue to innovate and set trends within the industries in which we operate, due to our ability to innovate and create value in our products.

Our management intends to:

●	Continue to empower and create value for our human capital;

●	Encourage disruptive technologies;

●	Provide greater opportunities for knowledge sharing; and

●	Sponsor and motivate learning and adoption of new technologies.

d)	Infrastructure

We plan to increase our infrastructure in order to:

●	Facilitate the increase in software development teams supporting R&D and Product Development;

●	Expand our Global Support Center to cater to the increase in customer base, and increase in our product lines;

●	Set up a smaller software development center outside of Sri Lanka, which would also be used as a disaster recovery center in the event our development center in Sri Lanka becomes incapacitated due to unforeseen events.

e)	Financial Performance

We intend to provide value for all our shareholders by:

●	Efficiently managing the use of capital;

●	Increasing profitability and free cash flow;

●	Raising capital and expanding our operations;

●	Up list to OTCQB;

●	Capitalizing and maximizing on the high growth opportunities in the market;

●	Providing a robust and steady capital appreciation; and

●	Providing options to realize gains.

f)	Corporate Social Responsibility

Our wholly-owned subsidiary, Duo Software (Pvt.) Ltd., was Asia’s first software development company to be certified Carbon Neutral in 2011.

We intend to be environmentally friendly, and continue with the carbon foot print audit and Carbon Neutral Certification in 2017.

g) Strategic Partnerships

We hope to get in to strategic partnerships that will enhance the value of the Company and create market opportunities

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during our last fiscal year that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data may be found beginning at page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Annual Report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiency which we had assessed as a material weakness as of March 31, 2017, during our assessment of our internal control over financial reporting as follows:

1.	No material weaknesses were found.

CONCLUSION

Our management concluded that our internal control over financial reporting was effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

We did not change our internal control over financial reporting during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers

Our executive officers are elected by the board of directors and serve at the discretion of the board. The following table sets forth certain information regarding our current directors and executive officers:

Name	Age	Position	Director Since

Muhunthan Canagasooryam	42	President, Chief Architect and Director	2014

Suzannah Jennifer Samuel Perera	42	Chief Financial Officer and Director	2014

Mahmud Riad Ameen	42	Director Legal and Director	2014

Certain biographical information of our Directors and Officers is set forth below.

Muhunthan Canagasooryam - Founder, President, Chief Architect, CEO and Director

Muhunthan Canagasooryam is also known as Muhunthan Canagey for the reason that some people have difficulty pronouncing “Canagasooryam.” Muhunthan’s deep passion for technology and innovation, and his advocacy to develop cutting-edge enterprise applications, to enrich user experiences revolving around complicated operation issues faced in businesses, was fulfilled with the formation of Duo Software (Pvt) Ltd. in 2007.

Muhunthan became the founder, President, Chief Architect, Chief Executive Officer and a Director of DuoWorld, Inc. in October 2014, positions which he currently occupies. From January 2007 to the date of this Annual Report, Muhunthan has served as Chief Executive Officer of Duo Software (Pvt) Ltd., a leading provider of enterprise solutions for the Asia Pacific region that provides Subscriber Management, Customer Care, Billing and Contact center Management solutions to corporations if highly competitive industries.

Muhunthan has been instrumental in building best practices, re-engineering business processes, and financial restructuring for many corporations and start-ups. He has also built specific business and process models for some of the leading businesses to increase revenue per subscriber, customer retention and increased levels of customer satisfaction.

His passion for technology has made him deeply committed to the development of IT and infrastructure development in Sri Lanka, and he has been heavily involved in building entrepreneurship in Sri Lanka. He sits on many business forums to empower organizations to use IT in order to map business processes to IT systems.

He stepped into the field of IT at a very young age of 16, and was one of the country’s youngest entrepreneurs. Muhunthan holds a Master’s Degree in Information and Communication Technology from the University of Keele (UK) and has extensive knowledge of the IT Industry with over two decades of experience in the field of IT. He was the founder and CEO of multiple technology enterprises and was the founder and CEO of a highly successful enterprise in the area of satellite communication and media: the only DTH platform in Sri Lanka. He was one of the pioneers in the South Asian Region to launch a state of the art Pay TV platform in Sri Lanka.

With his extensive knowledge in the Pay TV industry and the passion for technology, he envisioned the development of a robust Subscriber Management and Billing System for the Pay-TV industry. He believes that businesses can only survive and sustain though a better customer engagement and service, which led him to architect our integrated and intuitive Contact Center and CRM Solution.

Currently and since March 2015, Muhunthan has served as the Managing Director and Chief Executive Officer of the Information Communication Technology Agency of Sri Lanka (ICTA), the apex information and communication technologies (“ICT”) institution of the Sri Lankan Government that was mandated to implement the Government’s policy and action plan in relation to ICT. The Sri Lankan Government has begun transforming Sri Lanka’s ICT to create a knowledge based society by digitally empowering its citizens, and Muhunthan, together with ICTA, was instrumental in providing free internet to every Sri Lankan citizen and also launching the Google Loon Project in Sri Lanka.

Muhunthan is contractually obligated to work three days per week for ICTA. His employment agreement with ICTA allows him to render services to Duo World and continue his service as an officer and director of Duo World.

Muhunthan devotes two days per week to the business of Duo World. He has expressed his willingness to spend more time on DuoWorld’s business if the need arises and such work does not conflict with his three days a week commitment to work as Managing Director and Chief Executive Officer of ICTA.

Our board of directors has acknowledged that Muhunthan’s contract with ICTA is not a conflict of interest with DuoWorld, as ICTA is not a competitor of Duo World. Our board of director has further acknowledged that the two days a week Muhunthan devotes to Duo World business is sufficient to carry out his role and perform his responsibilities as President, Chief Executive Officer and Director of DuoWorld.

Suzannah Jennifer Samuel Perera - Chief Financial Officer and Director

Since October 2014, Suzannah Jennifer Samuel Perara has served as Chief Financial Officer and Director of Duo World, Inc., where she is responsible for leading the Company towards financial growth while ensuring sustainability and profitability. From September 2008 until the date of this Annual Report, Jennifer has been employed by Duo Software (Pvt) Ltd. as its Chief Financial Officer. In 2011, Jennifer was appointed as the Chief Carbon Officer for Duo Software (Pvt) Ltd. as it was during 2011 that Duo Software (Pvt) Ltd. obtained certification as the Asia’s first software development company to become Carbon Neutral.

Prior to joining Duo World, Jennifer has held highest positions at EPSI Computers (Pvt.) Ltd., and Dialog TV (formally CBN Sat), one of the largest IT equipment resellers and a DTH satellite media company.

During her tenure at the DTH Satellite media company, Jennifer lead the financial, commercial and human resources due diligences, valuation of equity and was a key player in the successful completion of the sale of the shares of the company.

She has also acquired extensive experience while working for SJMS Associates, (It is an independent correspondent firm to the global professional services firm Deloitte Touche Tohmatsu) where she gained experience in manufacturing, trading, hospitality, banking and finance, international non-governmental organizations, and advertising industries.

Jennifer, is a Management Accountant by profession and a Fellow Member of the Chartered Institute of Management Accountants (FCMA-UK) and a Chartered Global Management Accountant (CGMA). She also holds a Masters in Business Administration from the Postgraduate Institute of Management (PIM), affiliated with the University of Sri Jayewardenepura, Sri Lanka.

Although Jennifer specializes in finance and management, she is also competent in handling operations, administration, human resource management, and setting up strategic business units across borders.

Mahmud Riad Ameen - Director Legal and Director

Riad has overall responsibility for Duo World’s legal function through the provision of legal advisory services and ensuring effective management of legal and contractual risks.

With over 20 years’ experience in the legal industry, Riad brings a wealth of knowledge in public law, commercial/corporate law, taxation and commercial litigation.

Riad holds a Bachelor’s Degree in Law (LL.B) from the University of London and a Master of Laws Degree (LL.M) from the University of Colombo Sri Lanka. He is a Barrister of the Lincoln’s Inn, United Kingdom, and an Attorney-at-Law of the Supreme Court of Sri Lanka. He was called to the bar in 1998. He was a Junior Counsel in the chambers of Mr. Faisz Musthapha, President’s Counsel.

In 1999, he joined the official bar as a State Counsel in the Attorney General’s Department of Sri Lanka. While at the official bar, he has advised the Government of Sri Lanka and several of its department’s and statutory corporations and represented them in litigation. He was also a Consultant to the Public Enterprise and Reform Commission (PERC), which overlooked government privatization. In 2006, Riad returned to the unofficial bar.

Riad was elected to the Company’s Board of Directors in February 2015. Since February 2006, Riad has served as a Legal Consultant to Hemas Holdings PLC, a diversified conglomerate that offers products and services in specialized sectors of consumer goods, pharmaceutical, transportation and leisure, whose stock is quoted on the Colombo Stock Exchange in Sri Lanka. From April 2013 through the date of this Annual Report, Riad has served as a Director of Pan Asian Power PLC, another public company quoted in the Colombo Stock Exchange, that is a provider of green energy solutions to help meet the demand for clean, renewable and low cost energy. Since March 2009, Riad has served as a Director of ECI Tax Chamber (Private) Limited, which is a company incorporated in Sri Lanka that provides tax advisory services. Since June 1, 2014, he has also served as a Legal Consultant to D.L. & F. De Sarams, a 125 -year old law firm in Sri Lanka.

Other Significant Employees - Management Team

The following table sets forth certain information regarding additional key members of our management team:

Name	Position

Anjana Chandrathilaka	Chief Operations Officer

Sudarshini Rajaratnam	Head of Human Resources Management

Ajeewan Arumugam	Head of Product and Market Development

Rangika Perera	Senior Manager (Projects/Products Incubation)

Sukitha Jayasinghe	Associate Software Architect

Nilakshini Goonawardena	Legal Officer

Iroshan Kumarasinghe	Senior Manager – Technical

Chinthaka Thiyabarawatte	Product Development Manager

Sampath Hewamanage	Manager - Technical Support

Certain biographical information of our Management Team is set forth below.

Anjana Chandrathilaka - Chief Operations Officer

Anjana is passionate about bringing in positive change to the business processes of our clients. He facilitates his proficiency to radically improve our clients’ businesses with the effective use of our enterprise solutions.

In the past, he has managed the delivery of some of the high profiled clients of Duo World and ensured a successful implementation of the system. He currently manages the operations of Duo World as the Chief Operations Officer and spearheads project teams to achieve higher productivity.

He works closely with the Board of Directors to meet the Company’s objectives, while ensuring a smooth operation of the organization through clear communication across all divisions.

Anjana brings in a decade of work experience from healthcare, BPO, website and web solution development and service industries, which includes working with U.S. clients. He has served Woxzone (Pvt) Ltd from 2004 to 2006 as a Manager and Medigain (Pvt) Ltd from 2007 to 2008 as a Senior Executive –Management IS & IT planning prior joining Duo Software.

He holds a B.Sc. Information Technology (Special) from Sri Lanka Institute of Information Technology (SLIIT) and a B.Sc. Finance (Special) from University of Sri Jayewardenepura. He excels in project management, business development and operations.

Sudarshini Rajaratnam - Head of Human Resources Management

As the Head of Human Resources, Sudarshini’s experience in people management, organizational development, IT and quality management system makes her one of the crucial members of the team.

She holds a Master’s in Business Administration from the University of Lincoln (UK). The people focused approach she brings to the management table is vital and plays a big role in setting up Duo World’s culture, while ensuring fair play across the organization.

Sudarshini also possess expertise in ISO Internal Audit and has the ability to handle administration and operations of organizations.

She has acquired more than a decade of experience working for organizations, gaining experience and exposure in supply chain management, international non-governmental organization education and business process outsourcing industries which includes multinationals.

She gained additional experience while working for ActionAid International from 2005 to 2007 as a HR Organizational Development Officer/ Manager. Further, her experience gained from Danzas AEI (Sri Lanka) from 2003 to 2005 as a Coordinator ISO/ Human Resources Development has made her more proficient in her current role with the Company.

Ajeewan Arumugam - Senior Manager – Head of Product and Market Development

Ajeewan, Senior Manager has made his career in marketing enterprise technologies, and has successfully built enterprise application brands and strategizing cloud product marketing.

He possesses over a decade of diversified experience in working for leading Pay-Tv, Telecom and BPO industries in the past and is currently responsible for Duo World’s global marketing strategy and business development. He has the expertise to handle business development, sales and marketing, key account management, project management and operations. He is at his best in understanding the potential customer business and strategic requirement and has the ability to engage the team to produce enterprise solutions that would cater to the industry, keeping in line with the fast paced change of the industry.

He was also appointed as the Team Lead for Duo World’s Green Team in 2011 and was directly reporting to the Chief Carbon Officer to lead the organization to become the first Carbon Neutral software development company in the world.

He has substantial experience in the telecommunication industry, BPO sector and IT sector. He joined the Company in 2008 after having worked for Dialog Telekom PLC from 2005 to 2007 as a Contact Center Officer. And Cocoon (Pvt) Ltd from 2007 to 2008 as a Team Lead – Operations.

Ajeewan was instrumental in leading the organization to present its robust products at the local and international award stages and was successful in winning prestigious awards for Duo World products.

He holds a degree BA (Hons) in Leadership Management from North Umbria University (UK).

Rangika Perera - Senior Manager (Projects and Products Incubation)

Rangika leads the Projects and Products Incubation of Duo World. He possesses 8 years of experience in the technology industry, with 5 years of experience as a Project Manager. He holds a B.Sc. in Computing and Information Systems from London Metropolitan University (UK).

Rangika has managed international and local projects from their inception to delivery, while ensuring the profitability of the project and customer satisfaction. He is dedicated to what he does and has managed the synergy between all the verticals in our organization.

Rangika has experience from the BPO and enterprise web solutions industries. He worked for Brumby’s International (Pvt) Ltd from 2005 to 2009, as an Assistant Flow Manager and worked for Wakensys (Pvt) Ltd. from 2009 to 2010, as a SEO Consultant.

As a Product Incubator, his key responsibilities include managing a product portfolio in multi-industries and domains, managing the business requirement and updating all stakeholders from initiation to planning, execution, monitoring and controlling, and the closure phase of the product. He directly reports to the Chief Architect of Duo World and ensures product development objectives are achieved according to the organization’s roadmap.

Rangika’s main focus is also to ensure a quality delivery with a good approach, adhering to practices of the agile scrum processors.

Sukitha Jayasinghe - Associate Software Architect

Sukitha possesses vast experience and knowledge in the telecommunication industry and communications/VoIP platforms. He currently serves as the Associate Software Architect and his key responsibilities involve technology research and development, and product designing.

With his dedication and commitment to excellence, he grew with the Company to become an Associate Software Architect. Initially, he was involved in redesigning and developing the contact center solution which aligns with VoIP standards. The expertise he has in network and VoIP protocol helped to successfully deploy the contact center solution to many clients.

He started his successful career with Duo Software in 2008. He is now spearheading a highly skilled team of engineers developing a fully-fledged communication as a service framework for Duo World.

Nilakshini Goonawardena - Legal Officer

Nilakshini joined Duo World in 2015 and is employed in the Legal Department. In her position, she represents the Company as the Legal Officer.

Nilakshini’s responsibilities include drafting, vetting, reviewing and executing different types of contracts and other commercial documents for a range of local and foreign customers, suppliers and statutory authorities, assisting corporate planning and strategy for acquisition, advising the Company on corporate compliance with statutory obligations, advising internal departments of the Company around legal requirements, liaising with customers and statutory authorities, conducting searches in Registrar of Companies and attending to all Company Secretarial matters, and maintaining and updating all legal documents.

Prior to joining the Company, Nilakshini was a Senior Associate with Ganlaths-International Legal Consultants from 2010 to 2015.

She holds a Master of Laws (LL.M) from the University of Colombo, Sri Lanka. Having conveyancing practice as well as commercial and corporate law experience from her previous role as a Senior Associate at Ganlaths International Legal Consultants a reputable law firm based in Colombo, she assists the Company with her knowledge and experience in the sphere of corporate law.

Iroshan Kumarasinghe, Senior Manager – Technical

Iroshan leads the technical team of DuoWorld with his thorough knowledge and expertise in technology and serves as the Senior Manager – Technical.

He has worked for the Company since 2008 and his areas of expertise include software development, technology management, project management, network and communication technologies and cloud operations deployments.

He had qualified with a B.Sc. in Information Technology (Special) from the Sri Lanka Institute of Information Technology (SLIIT) and is currently reading for his Master’s in Business Administration, specializing in Management at the Management of Technology, University of Moratuwa.

Apart from his academic qualifications, he is also a Microsoft Certified Professional and Microsoft Certified Technology Specialist and holds a membership in the British Computer Society and in the Sri Lanka Computer Society.

Chinthaka Thiyabarawatte – Senior. Product Development Manager

Chinthaka serves as the Product Development Manager at DuoWorld. He manages the development of DuoWorld’s products.

With over 9 years of experience working in the software industry, he has an excellent understanding on technologies and product development planning.

Chinthika started his professional path in the IT sector in 2007 at Softpro Computers (Pvt) Ltd. as a software engineer. He continued to pursue his career at e logic Lanka (Pvt) Ltd and Soar Computronics (Pvt) Ltd from 2008 to 2011.

In his capacity as Product Development Manager, he leads a team of developers and excels in areas of decision making, problem solving and the ability to work under pressure facing challenges and setting up goals to meet deadlines provided by clients.

Chinthaka holds a B.Sc. in Physical Science from the University of Sri Jayewardenepura.

Sampath Hewamanage - Assistant Manager - Technical Support

Sampath leads the Global Technical Support Team at Duo World and he is responsible of support and maintenance of Duo World products.

He possesses immense experience and exposure of foreign markets, and has handled some of the largest cable operators in India for more than 3 years. His main responsibilities include handling critical customer issues and managing a team of vibrant individuals for maximum productivity.

He holds a B.Sc. (Hons) in Software Engineering from the University of Cardiff Metropolitan (UK), and has industrial experience working in many leading software development companies in Sri Lanka over the past years.

Directorships

None of our directors or persons nominated or chosen to become directors hold any other directorship in any company with a class of securities registered pursuant to Section 12 of the 1934 Act or subject to the requirements of Section 15(d) of such Act or any other company registered as an investment company under the Investment Company Act of 1940.

Independent Directors

We do not currently have any independent directors. We are unlikely to be able to recruit and retain any additional independent directors due to our small size and limited financial resources until our revenues are sufficient to compensate such persons for board service.

Director Qualifications

We do not have a formal policy regarding director qualifications. In the opinion of Muhunthan Canagasooryam, our President and majority shareholder, the Company’s Directors have sufficient business experience and integrity to carry out the Company’s plan of operations. Since none of the Company’s Directors or officers has any experience in running a publicly held company, our Board of Directors recognizes that the Company will have to rely on professional advisors, such as attorneys and accountants with public company experience to assist with compliance with Exchange Act reporting and corporate governance matters.

Family Relationships

No family relationship exists between or among any of our officers and directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Except as described below, during the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of the Company:

(1)	had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)	was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any of the following activities:

(i)	acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	engaging in any type of business practice; or

(iii)	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

(4)	was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity;

(5)	was found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission to have violated a federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended or vacated;

(6)	was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)	was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to any alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)	was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), and registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C.1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

CODE OF BUSINESS CONDUCT AND ETHICS

In September 2014, we adopted a Code of Business Conduct and Ethics applicable to our officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions. Our Code of Business Conduct and Ethics was designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics is posted on our website: www.duoworld.com. Our Code of Business Conduct and Ethics will be provided free of charge by us to interested parties upon request. Requests should be made in writing and directed to the Company at the following address: 170 S. Green Valley Parkway, Suite 300, Henderson, Nevada 89012.

ABSENCE OF INDEPENDENT DIRECTORS

We do not have any independent directors and are unlikely to be able to recruit and retain any independent directors due to our small size and limited financial resources.

DIRECTORSHIPS

Not applicable.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth the aggregate compensation paid by the Company and/or its subsidiaries to our executive officers and directors of the Company for services rendered during the periods indicated.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Note	Bonus ($)	Stock Awards ($)	All other stock compensation ($)	Total ($)

Muhunthan Canagasooryam	2017	$108,528		$1,663	$-	$-	$110,191
President, Chief	2016	$117,627		$2,522	$-	$-	$120,149
Architect and Director	2015	$44,400		$1,480	$-	$-	$45,880

Suzannah Jennifer Samuel Perera	2017	$53,865		$1,646	$-	$-	$55,511
Chief Financial	2016	$49,732		$3,027	$-	$-	$52,759
Officer and Director	2015	$37,740		$2,322	$-	$-	$40,062

Mahmud Riad Ameen	2017	$-		$-	$-	$-	$-
Legal Director and	2016	$-		$-	$-	$-	$-
Director	2015	$-		$-	$-	$-	$-

Director Compensation

We do not have a formal compensation plan for our directors.

Stock Options and Warrants

We have no outstanding stock options or warrants.

Option/SAR Grants Table

There have been no stock options/SARS granted under our stock option plans to executive officers and directors, since we have no such plans in effect.

Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

There have been no exercises of stock options/SAR by executive officers.

Long-Term Incentive Plan Awards

There have been no long-term incentive plan awards made by the company.

Repricing Options

We have not repriced any stock options.

Compensation Discussion and Analysis

We have prepared the following Compensation Discussion and Analysis to provide you with information that we believe is necessary to understand our executive compensation policies and decisions as they relate to the compensation of our named executive officers.

We have only three members on our board of directors and do not currently have a compensation committee. However, we intend to expand our board of directors in the fiscal year ending March 31, 2018 by appointing or electing additional directors who will be deemed to be independent directors. The presence of independent directors on our board of directors will allow us to form and constitute a compensation committee of our board of directors.

The primary objectives of the compensation committee with respect to executive compensation will be to (i) attract and retain the best possible executive talent available to us; (ii) motivate our executive officers to enhance our growth and profitability and increase shareholder value; and (iii) reward superior performance and contributions to the achievement of corporate objectives.

The focus of our executive pay strategy will be to tie short-term and long-term cash and equity incentives to the achievement of measurable corporate and individual performance objectives or benchmarks and to align executive compensation with the creation and enhancement of shareholder value. In order to achieve these objectives, our compensation committee will be tasked with developing and maintaining a transparent compensation plan that will tie a substantial portion of our executives’ overall compensation to our sales, operational efficiencies and profitability.

Our board of directors has not set any performance objectives or benchmarks for our fiscal year ending March 31, 2018, as it intends for those objectives and benchmarks to be determined by the compensation committee once it is constituted and then approved by the board. In the event we do not constitute a compensation committee for the current fiscal year ending March 31, 2018, our board of directors will determine any applicable performance objectives or benchmarks and determine appropriate levels of compensation. However, we anticipate that compensation benefits will include competitive salaries, bonuses (cash and equity based), health insurance and stock option plans commensurate with companies of similar size in our industry.

Our compensation committee will meet at least quarterly to assess the cost and effectiveness of each executive benefit and the performance of our executive officers in light of our revenues, expenses and profits.

Historically, our board of directors has determined salaries and benefits for our executive officers based on informal reviews of job performance and contributions to the Company without reference to any objective milestones or standards. Our board of directors believes that all prior and current compensation of our executive officers has been and is fair and reasonable given the progression of the Company since 2007.

STOCK OPTION AND OTHER COMPENSATION PLANS.

The Company currently does not have a stock option or any other compensation plan and we do not have any plans to adopt one in the near future.

COMPENSATION OF DIRECTORS

Our directors do not receive any compensation for serving as a member of our board of directors.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

Liability of Officers and Directors

Article 9 of the Company’s amended Articles of Incorporation provides that our directors and officers shall not be personally liable to the Company or our shareholders for damages for breach of fiduciary duty. However, Article 9 does not eliminate or limit a director or officer for (i) acts or omissions which involve intentional misconduct or a knowing violation of law, or (ii) the unlawful payment of dividends.

Indemnification of Officers and Directors.

Article VII, Section 7 of the Company’s Bylaws provide that the Company shall indemnify its officers, directors, employees and agents to the fullest extent permitted by the laws of Nevada. Article 10 of our amended Articles of Incorporation provides for indemnification for our officers, directors, employees and agents in accordance with the Nevada Revised Statutes.

The Nevada Revised Statutes allow us to indemnify our officers, directors, employees, and agents from any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative, except under certain circumstances, except an action by or in the right of the corporation, by reason of the fact that such person is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement, actually and reasonably incurred by such person in connection with the action, suit or proceeding, if such person acted in good faith and in a manner, which such person reasonably believed to be in or not opposed to the best interests of the corporation, or that, with respect to any criminal action or proceeding, such person had reasonable cause to believe that the conduct was unlawful.

NRS 78.751 of the Nevada Revised Statutes allows a corporation to authorize discretionary indemnification under certain circumstances. A corporation shall have discretion to indemnify only as authorized in the specific case upon a determination may be made (i) by the shareholders; (ii) by the board of directors by majority vote of a quorum consisting of directors who were not parties to the action, suit, or proceeding; (iii) if a majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding so orders, by independent legal counsel in a written opinion; or (iv) if a quorum consisting of directors who were not parties to the action, suit or proceeding cannot be obtained, by independent legal counsel in a written opinion.

SECURITIES AND EXCHANGE COMMISSION POSITION ON INDEMNIFICATION.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to directors, officers and controlling persons of the company, we have been advised by our special securities counsel that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth the ownership of our common stock by (a) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; and (b) by all of our named officers and directors and by all of our named executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares and are beneficial owners of the shares indicated in the tables, except as otherwise noted by footnote.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the U.S. Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. The numbers and percentages below will not foot due to the unique calculus required by Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Except as otherwise indicated below, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

Security ownership of certain beneficial owners of our Common Stock by our named executive officers and persons who own 5% or more of our Common Stock:

	Number of		Percentage of
Name and Address of Beneficial Owner	Shares (1)		Ownership (1)

Muhunthan Canagasooryam	78,000,000	(2)	88.07%
(President, Director and 5% or more beneficial owner)
No. 12, Palm Grove
Colombo 03, Sri Lanka

Dr. Gnaga Kosala Bandara Heengama	7,494,000	(3)	17.76%
(5% or more beneficial owner) 532/3C Sirikotha Lane
Galle Road
Colombo 02, Sri Lanka

Global Equity International, Inc.	4,802,459	(4)	12.03%
Peter J. Smith (5% or more beneficial owner)
X3 Jumeirah Bay, Office 3305
Jumeirah Lake Towers
Dubai, UAE

Gregory Scott Newsome (5% or more beneficial owner)	3,654,000	(5)	8.66%
14ª Cambridge Terrace
Colombo 07, Sri Lanka

Koshala Nishaharan (5% or more beneficial owner)	2,000,000		5.19%
27B, Tremble Avenue
Ermington, NSW 2115
Australia

All officers and directors as a group (one person)	78,000,000	(2)	88.07%

(1) The numbers and percentages set forth in these columns are based on 38,567,467 shares of Common Stock outstanding and the shareholder’s respective beneficial ownership of 5,500,000 shares of Series “A” Preferred Stock outstanding. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the security holder has sole or shared voting power or investment power and also any shares, which the security holder has the right to acquire within 60 days.

(2) Includes 5,000,000 shares of Series “A” Preferred Stock, each share of which is convertible into 10 shares of Common Stock. In accordance with Rule 13d-3, these 5,000,000 shares of Series “A” Preferred Stock equate to 50,000,000 shares of Common Stock. These 50,000,000 shares are included in both the numerator and denominator for purposes of calculating Mr. Canagasooryam’s beneficial ownership in the Company’s voting securities.

(3) Includes 3,840,000 shares of common stock registered in the name of Spearfish Capital Group Limited, and 20,000 shares of common stock registered in the name of Yenom (Pvt.) Limited, which are beneficially owned by Dr. Gnaga Kosala Bandara Heengama and Gregory Scott Newsome, who share voting and dispositive power over such 20,000 shares. This total number also includes 363,400 shares of Series “A” Preferred Stock, registered in the name of Yenom (Pvt.) Limited, which are also beneficially owned by Dr. Gnaga Kosala Bandara Heengama and Gregory Scott Newsome, who share voting and dispositive power over such 363,400 shares of Series A Preferred Stock, each share of which is convertible into 10 shares of Common Stock. In accordance with Rule 13d-3, these 363,400 shares of Series “A” Preferred Stock equate to 3,634,000 shares of Common Stock. These 3,634,000 shares are included in both the numerator and denominator for purposes of calculating Dr. Gnaga Kosala Bandara Heengama’s beneficial ownership in the Company’s voting securities.

(4) Includes 136,600 shares of Series “A” Preferred Stock (held of record by GEP Equity Holdings Limited, a wholly-owned subsidiary of Global Equity International, Inc.), each share of which is convertible into 10 shares of Common Stock. In accordance with Rule 13d-3, these 136,600 shares of Series “A” Preferred Stock equate to 1,366,000 shares of Common Stock. These 1,366,000 shares are included in both the numerator and denominator for purposes of calculating Global Equity International, Inc.’s and Peter J. Smith’s beneficial ownership in the Company’s voting securities.

(5) Includes 20,000 shares of common stock registered in the name of Yenom (Pvt.) Limited, which are beneficially owned by Dr. Gnaga Kosala Bandara Heengama and Gregory Scott Newsome, who share voting and dispositive power over such 20,000 shares of common stock. This total number also includes 363,400 shares of Series “A” Preferred Stock, registered in the name of Yenom (Pvt.) Limited, which are also beneficially owned by Dr. Gnaga Kosala Bandara Heengama and Gregory Scott Newsome, who share voting and dispositive power over such 363,400 shares of Series A Preferred Stock, each share of which is convertible into 10 shares of Common Stock. In accordance with Rule 13d-3, these 363,400 shares of Series “A” Preferred Stock equate to 3,634,000 shares of Common Stock. These 3,634,000 shares are included in both the numerator and denominator for purposes of calculating Gregory Scott Newsome’s beneficial ownership in the Company’s voting securities.

Security ownership of certain beneficial owners of our Series A Preferred Stock by our named executive officers and all other persons who own our Series A Preferred Stock:

	Number of		Percentage of
Name and Address of Beneficial Owner	Shares (1)		Ownership (1)

Muhunthan Canagasooryam	5,000,000	(2)	90.9%
(President, Director and 5% or more beneficial owner)
No. 12, Palm Grove
Colombo 03, Sri Lanka

Dr. Gnaga Kosala Bandara Heengama	363,400	(3)	6.61%
(5% or more beneficial owner) 532/3C Sirikotha Lane
Galle Road
Colombo 02, Sri Lanka

GEP Equity Holdings Limited	136,600	(4)	2.48%
Peter J. Smith (5% or more beneficial owner)
X3 Jumeirah Bay, Office 3305
Jumeirah Lake Towers
Dubai, UAE

Gregory Scott Newsome (5% or more beneficial owner)	363,400	(5)	6.61%
14 Cambridge Terrace
Colombo 07, Sri Lanka

All officers and directors as a group (one person)	5,000,000	(2)	90.9%

(1)	The numbers and percentages set forth in these columns are based on 5,500,000 shares of Series “A” Preferred Stock outstanding and the shareholder’s respective beneficial ownership of 5,500,000 shares of Series “A” Preferred Stock outstanding.

(2)	Mr. Canagasooryam is the direct beneficial owner of, and has sole dispositive and voting power over, these shares,

(3)	These shares are registered in the name of Yenom (Pvt.) Limited, which shares are beneficially owned by Dr. Gnaga Kosala Bandara Heengama and Gregory Scott Newsome, who share voting and dispositive power over such 363,400 shares of Series A Preferred Stock,

(4)	These shares are registered in the name of Global Equity Holdings Limited (a wholly-owned subsidiary of Global Equity International, Inc.), which shares are beneficially owned by its Chief Executive Officer, Peter Smith, who has sole voting and dispositive power over such 136,600 shares of Series A Preferred Stock,

(5)	These shares are registered in the name of Yenom (Pvt.) Limited, which shares are beneficially owned by Dr. Gnaga Kosala Bandara Heengama and Gregory Scott Newsome, who share voting and dispositive power over such 363,400 shares of Series A Preferred Stock,

Changes in control:

We are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Although we have not adopted formal procedures for the review, approval or ratification of transactions with related persons, we adhere to a general policy that such transactions should only be entered into if they are on terms that, on the whole, are no more favorable, or no less favorable, than those available from unaffiliated third parties and their approval is in accordance with applicable law. Such transactions require the approval of our board of directors.

On December 3, 2014, the Company acquired 100% of Duo Software (Pvt.) Limited, a Sri Lankan company, from Muhunthan Canagasooryam, our President and Director, who became our controlling shareholder as a result of such acquisition. The consideration for such acquisition consisted of 28,000,000 shares of Duo World Common Stock, 5,000,000 shares of Duo World Series “A” Preferred Stock and $310,000 to be paid in cash. As of the date of this Annual Report, Duo World has paid $125,328 of the $310,000 cash due to Mr. Canagasooryam.

Muhunthan Canagasooryam, our President and Chief Executive Officer, has made loans to the Company (and its subsidiaries) or advanced funds to cover expenses of the Company (and its subsidiaries) pursuant to two separate loan agreements.

The first such loan agreement, dated July 16, 2010, was between Mr. Canagasooryam, as lender, and Duo Software Private Limited, as borrower. This agreement provided for a loan of Rs. 103,352,956 (U.S. $688,744) without interest or collateral and is payable upon either accumulating profits sufficient to repay the loan or upon raising equity capital, whichever occurs first. The maximum amount loaned under this facility was U.S.$688,744. The current amount of principal due under this loan agreement to Mr. Canagasooryam is U.S. $688,744.

The second such loan agreement, dated December 1, 2012, was between Mr. Canagasooryam, as lender, and Duo Software Pte. Limited, as borrower. This agreement provided for a loan of Singapore Dollar S$670,000 (U.S. $480,122) without interest or collateral and is payable on or before March 31, 2018. The maximum amount loaned under this facility was U.S.$480,122. The current amount of principal due under this facility to Mr. Canagasooryam is U.S. $480,122.

The total owed by the Company to Mr. Canagasooryam under the above two loan agreements was $1,168,866 and $1,194,668 at March 31, 2017 and March 31, 2016, respectively.

In addition to the two loan agreements, from time to time, Mr. Canagasooryam advances small amounts of money to the Company, or pays small amounts of expenses on behalf of the Company, for no interest. These smaller amounts are included in our March 31, 2017 and March 31, 2016 financial statements as “Due to Related Party – Short Term.” As of March 31, 2017, short term loans due to Mr. Canagasooryam amounted to $361,785. As of March 31, 2016, short term loans due to Mr. Canagasooryam amounted to $163,738. These amounts fluctuate from time to time and are sometimes repaid, in part, by the Company. These short term advances and loans by Mr. Canagasooryam are not covered written loan agreements.

Our board of directors approved the two loan agreements and the smaller advances on behalf of the Company and short term loans to the Company and considered them to be fair and reasonable to the Company.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

1)	Audit Fees: We have recognized an expense of $20,172 for our auditors, Manohar Chowdhry & Associates, for the audit of annual financial statements for the year ended March 31, 2017 and quarterly reviews for three quarters.

A fee of $15,734 was recorded as the audit of annual financial statements for the year ended March 31, 2017.

2)	Audit-Related Fees: During fiscal years ended March 31, 2017 and 2016, our auditors did not receive any fees for any audit-related services.

3)	Tax Fees: None.

4)	All Other Fees. None.

5)	Audit Committee’s Pre-Approval Policies and Procedures.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Principal Accountants are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee (which consists of our entire board of directors); or

●	entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors’ responsibilities to management.

Our Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our Board of Directors either before or after the respective services were rendered.

Our Board of Directors has considered the nature and amount of fees billed by our principal accountants and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our principal accountants’ independence.

During the 2017 and 2016 fiscal years, the Company used the following pre-approval procedures related to the selection of our independent auditors and the services they provide: unanimous consent of all directors via a board resolution.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Financial Statements

Financial statements for Duo World, Inc. listed in the Index to Financial Statements on page F-1 are filed as part of this Annual Report.

(a) (2) Financial Statement Schedule

Financial Statement Schedule for Duo World, Inc. listed in the Index to Financial Statements on page F-1 are filed as part of this Annual Report.

(a) (3) See the “Index to Exhibits” set forth below.

(b) See Exhibit Index below for exhibits required by Item 601 of Regulation S-K.

Duo World, Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2017 and 2016

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Duo World Inc.

We have audited the accompanying consolidated balance sheets of Duo World Inc. and Subsidiaries (the “Company”) as of March 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, comprehensive income, cash flows, and stockholders’ equity for each of the two years in the period then ended March 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duo World Inc. and Subsidiaries as of March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. We draw attention to note 2 to the financial statements, the Company has suffered recurring losses and has net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s explanation in regard to these matters are also described in Note 2. Our opinion is not modified in respect of this matter.

Duo World, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2017	March 31, 2016
ASSETS

Current Assets
Cash and cash equivalents	$25,084	$91,106
Accounts receivable - trade	621,670	512,685
Prepaid expenses and other current assets	257,376	249,745
Accrued Revenue	70,174	31,154
Total Current Assets	974,304	884,690

Non-Current Assets
Property and equipment, net of accumulated depreciation of $248,326 and $626,292 respectively	48,087	105,790
Intangible asset	580,899	382,352
Deferred taxes	30,864	18,070
Total Non-Current Assets	659,850	506,212

Total Assets	$1,634,154	$1,390,902

LIABILITIES and SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$307,616	$377,376
Short term borrowings	473,838	227,578
Payroll, employee benefits, severance	284,285	121,395
Due to related parties	361,785	163,738
Payable for acquisition	185,762	185,762
Taxes payable	82,669	38,978
Accruals and other payables	169,746	83,441
Deferred revenue	16,420	9,954
Total Current liabilities	1,882,121	1,208,222

Long Term Liabilities
Due to related parties	1,168,866	1,194,668
Total Long Term liabilities	1,168,866	1,194,668

Total liabilities	$3,050,987	$2,402,890

Commitments and contingencies (Note 18)

Shareholders’ Deficit
Ordinary shares: $0.001 par value per share; 90,000,000 shares authorized; 38,567,467 and 38,060,000 shares issued and outstanding, respectively	$38,567	$38,060
Convertible series “A” preferred shares: $0.001 par value per share; 10,000,000 shares authorized; 5,500,000 and 5,500,000 shares issued and outstanding, respectively	5,500	5,500
Additional Paid in Capital	907,456	601,560
Accumulated deficit	(2,481,117)	(1,733,937)
Accumulated other comprehensive income	112,761	76,829
Total shareholders’ deficit	(1,416,833)	(1,011,988)

Total Liabilities and Shareholders’ Deficit	$1,634,154	$1,390,902

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the years ended,
	March 31, 2017	March 31, 2016

Revenue	$1,116,324	$1,394,172
Cost of sales (exclusive of depreciation presented below)	(344,927)	(322,199)
Gross income	$771,397	$1,071,973

Operating Expenses
Research and development	$40,201	142,782
General and administrative	929,726	982,547
Salaries and benefits	398,431	377,356
Selling and distribution	15,720	43,560
Depreciation	60,478	36,220
Amortization of web site development	2,039	1,139
Allowance for bad debts	133,525	62,865
Total operating expenses	1,580,120	1,646,470

Loss before other income (expenses)	$(808,723)	$(574,497)

Other income (expenses):
Gain / (Loss) on disposals	93	-
Other income	440	599
Bank charges	(4,580)	(2,963)
Debit tax charges	-	(84)
Exchange gain / (loss)	40,643	41,737
Interest expenses	(29,133)	(35,323)
Total other income	7,463	3,966

Loss before provision for income taxes	$(801,260)	$(570,530)

Provision for income taxes	11,934	10,575

Net loss	$(789,326)	$(559,955)

Basic and Diluted Loss per Share	$(0.02)	$(0.01)

Basic and Diluted Weighted Average Number of Shares Outstanding	38,528,359	37,794,575

Comprehensive Income / (Loss):
Gain / (loss) on foreign currency translation	35,932	(7,480)
Net loss	(789,326)	(559,955)
Comprehensive Loss	$(753,394)	$(567,435)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Deficit

For the years ended March 31, 2017 and 2016

	Common Share Capital		Preferred Share Capital		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

March 31, 2015	34,600,000	$34,600	5,000,000	$5,000	$259,020	$(1,173,518)	$84,309	$(790,589)

Stock issued for services	3,460,000	3,460	500,000	500	342,540	-	-	346,500

Net loss	-	-	-	-	-	(559,955)	-	(559,955)

Prior year adjustments	-	-	-	-	-	(464)	-	(464)

Other comprehensive loss	-	-	-	-	-	-	(7,480)	(7,480)

March 31, 2016	38,060,000	$38,060	5,500,000	$5,500	$601,560	$(1,733,937)	$76,829	$(1,011,988)

Stock issued for services	286,133	286	-	-	214,314	-	-	214,600

Stock issued to PPM investors	201,334	201	-	-	150,799	-	-	151,001

Stock issued as payment for accrued interest	20,000	20	-	-	14,980	-	-	15,000

Net loss	-	-	-	-	-	(789,326)	-	(789,326)
								-
Prior year adjustments	-	-	-	-	(74,197)	42,146	-	(32,051)

Other comprehensive income	-	-	-	-	-	-	35,932	35,932

March 31, 2017	38,567,467	$38,567	5,500,000	$5,500	$907,456	$(2,481,117)	$112,761	$(1,416,833)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended,
	March 31, 2017	March 31, 2016

Operating activities:
Loss before provision for income taxes	$(801,260)	$(570,530)

Adjustments to reconcile net loss before provision for income taxes to cash provided by operating activities:
Depreciation	62,517	37,359
Allowance for bad debts	133,525	62,865
Interest on related party loan	-	13,261
Product development cost written off	147,326	202,311
Stock issued for services	214,600	346,500
Stock issued as payment for accrued interest	15,000	-
Prior year adjustments	(32,051)	(464)

Changes in assets and liabilities:
Accounts receivable - trade	(242,513)	(6,782)
Prepayments, accrued revenue and other current assets	(46,649)	176,479
Accounts Payable	(69,760)	143,501
Payroll, employee benefits, severance	162,890	112,643
Short term overdraft - Pan Asia Bank	246,260	62,989
Due to relates parties	198,047	24,351
Payable for acquisition	-	(124,238)
Taxes payable	55,625	(19,118)
Accruals and other payables	92,771	(6,083)
Deferred taxes	(12,794)	(6,733)

Net cash provided by operating activities	$123,535	$448,311

Cash Flows used in investing activities:
Acquisition of Property and Equipment	(10,133)	(58,291)
Sale proceeds of disposal of Property and Equipment	92	-
Intangible asset	(365,216)	(276,197)
Net cash used in investing activities	$(375,257)	$(334,488)

Cash flows from financing activities:
Proceeds from issuance of common stock to PPM investors	151,001	-

Net cash provided by / (used by) financing activities	$151,001	$-

Net (decrease) / increase in cash	$(100,723)	$113,823

Effect of exchange rate changes on cash	34,701	(33,247)

Cash, beginning of year	$91,106	$10,530

Cash, end of year	$25,084	$91,106

Supplemental disclosure of cash flow information:
Cash paid for interest	$29,132	$20,310

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common shares issued for services	$214,600	$346,000
Preferred shares issued for services	$-	$500
Accrued interest converted into common shares	$15,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Duo World Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

Note 1 - Organization and Nature of Operations

Duo World Inc. (hereinafter referred to as “Successor” or “Duo”) a reporting company since September 26, 2016, was organized under the laws of the state of Nevada on September 19, 2014. Duo Software (Pvt.) Limited (hereinafter referred to as “DSSL” or “Predecessor”), a Sri Lanka based company, was incorporated on 22nd September 2004, in the Democratic Socialist Republic of Sri Lanka, as a limited liability company. Duo Software (Pte.) Limited (hereinafter referred to as “DSS” or “Predecessor”), a Singapore based company, was incorporated on 5th June 2007 in the Republic of Singapore as a limited liability company. DSS also includes its wholly-owned subsidiary, Duo Software India (Private) Limited (India) which was incorporated on 30th August 2007, under the laws of India.

On December 03, 2014, Duo Software (Pvt.) Limited (DSSL) and Duo Software Pte. Limited (DSS) executed a reverse recapitalization with Duo World Inc. (Duo). See Note 4. Duo (Successor) is a holding company that conducts operations through its wholly owned subsidiaries DSSL and DSS (Predecessors) in Sri Lanka, Singapore and India. The consolidated entity is referred to as “the Company”. The Company, having its development center in Colombo, has been in the space of developing products and services for the subscription-based industry. The Company’s application (“Duo Subscribe”, “Duo Contact”, “Digin”, “Facetone”, “CloudCharge” and “SmoothFlow”) provide solutions in the space of Data Analytics, Customer Life Cycle Management, Subscriber Billing and Work Flow.

Note 2 - Basis of Presentation

The Company has prepared the accompanying consolidated financial statements and accompanying notes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All amounts in the consolidated financial statements are stated in U.S. dollars.

We have recast certain prior period amounts to conform to the current period presentation, with no impact on consolidated net income or cash flows.

Going Concern

The Group has incurred a net loss of $789,326 and $559,955 during the financial years ended March 31, 2017 and 2016 respectively, As at March 31, 2017 and March 31, 2016, the Group’s current liabilities exceeded current assets by $907,817and $323,532 and Shareholders deficit as at March 31, 2017 and 2016 has been $1,416,833 and $1,011,988. The Group has outstanding statutory dues towards Employee provident fund and employee trust fund as at that date of $269,781 and $114,631.

The financial statements of the Group have been prepared on a going concern. The Group has operating losses as mentioned in the above paragraph. However, the same were incurred as one-time expenditure incurred for incorporation and listing of the company. The Company has operating cash inflows of $123,535 and $448,311 respectively during the year ended March 31, 2017 and March 31, 2016.

	March 31, 2017	March 31, 2016	March 31, 2015

Net profit/ (loss)	(789,326)	(559,955)	75,819
Cost incurred for Duo World	375,612	411,862	505,750
Net profit/ (loss) excluding Duo World Expenses	(413,714)	(148,093)	581,569

Further, the Company has entered into contracts with the clients for the products launched during the year 2016-17 and it is confident that the projects shall generate sufficient revenue to offset the operating losses.

Note 3 - Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated Financial Statements include the accounts and transactions of DSSL and DSS (Predecessors) and Duo (Successor). Duo World Inc. is the parent company of its 100% subsidiaries Duo Software (Pvt.) Limited (DSSL) and Duo Software Pte. Limited (DSS). Duo Software Pte. Limited is the parent company of its 100% subsidiary Duo Software India (Private) Limited (India). All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Making estimates and assumptions requires management to exercise significant judgment. It is least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future non-confirming events. Accordingly, the actual results could differ from those estimates and assumptions. The most significant estimates relate to the timing and amounts of revenue recognition, the recognition and disclosure of contingent liabilities and the collectability of accounts receivable.

Risks and Uncertainties

The Company’s operations are subject to significant risk and uncertainties including financial, operational, competition and potential risk of business failure. Product revenues are concentrated in the application software industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect operating results.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with various high quality financial institutions and we monitor the credit ratings of those institutions. The Company’s sales are primarily to the companies located in Sri Lanka, Singapore Indonesia and India. The Company performs ongoing credit evaluations of our customers, and the risk with respect to trade receivables is further mitigated by the diversity, both by geography and by industry, of the customer base. Accounts receivable are due principally from the companies understated contract terms.

Provisions

A provision is recognized when the company has present obligations because of past event, it is probable that an outflow of resources embodying economic benefits will be required to settle the obligations and reliable estimate can be made of amount of the obligation. Provisions are not discounted at their present value and are determined based on the best estimate required to settle the obligation at the reporting date. These estimates are reviewed at each reporting date and adjusted to reflect the current best estimates.

Accounts Receivable and Provision for Doubtful Accounts

The Company recognizes accounts receivable in connection with the products sold and services provided and have strong policies and procedures for the collection receivables from its clients. However, there are inevitably occasions when the receivables due to the Company cannot be collected and, therefore, have to be written off as bad debts. While the debt collection process is being pursued, an assessment is made of the likelihood of the receivable being collectable. A provision is therefore, made against the outstanding receivable to reflect that component that may not become collectable. The Company is in the practice of provisioning for doubtful debts based on the period outstanding as per the following:

Trade receivables outstanding:	Provision
Over 24 months	100%
Over 18 months	50%
Over 15 months	25%
Over 12 months	10%
Over 9 months	5%

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2017 and 2016, there were no cash equivalents.

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are their local currencies. For financial reporting purposes, these currencies have been translated into United States Dollars ($) and/or USD as the reporting currency. All assets and liabilities denominated in foreign functional currencies are translated into U.S. dollars at the closing exchange rate on the balance sheet date and equity balances are translated at historical rates. Revenues, costs and expenses in foreign functional currencies are translated at the average rate of exchange during the period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of shareholders’ deficit as “accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the statement of operations and comprehensive income /(loss) as other income (expense).

Property and Equipment

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of by sale would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

Revenue Recognition, Deferred & Accrued Revenue

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

The Company typically licenses its products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the number of site installations and the number of authorized users. Currently, Duo is offering three products from which it generates its revenue they are “Duo Contact”, “Duo Subscribe” and “Facetone”. In the case of “Duo Contact”, Duo offers license to use software to its clients under an agreement. Invoices are raised monthly over the term of agreement. Then it recognizes revenue monthly over the term of the underlying arrangement. In the case of “Duo Subscribe” and “Facetone”, Duo sells its software license along with software implementation and annual maintenance services under an agreement with various clients. The Company raises invoice on key milestone basis, as defined in the agreement. Then it recognizes revenue on the basis of stage of completion basis. Revenues from consulting and training services are typically recognized as the services are performed.

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

For the years ended March 31, 2017 and 2016, the Company received only cash as consideration for sale of licenses and related services rendered.

For the years ended March 31, 2017 and 2016, the Company had following concentrations of revenues with customers:

Customer	March 31, 2017	March 31, 2016

Megamedia	35.72%	32.96%
DEN Networks	33.74%	27.12%
Hutchison	7.45%	14.36%
Topas TV	7.23%	2.08%
Mediatama	2.95%	5.83%
Sri Lanka Telecom	1.50%	0.55%
Dish Media	0.60%	6.24%
HelloCorp	2.22%	3.63%
Bank of Ceylon	1.64%	0.00%
Other Misc. customers	6.95%	7.23%
	100.00%	100.00%

For the years ended March 31, 2017 and 2016, the company had following sales by products:

Product	31-Mar-17	31-Mar-16

Duo Subscriber	$928,905	$1,122,959
Duo Contact	159,393	260,573
Software hosting and reselling	16,771	10,640
Facetone	11,255	-
	$1,116,324	$1,394,172

Deferred Revenue - Deferred revenue represents advance payments for software licenses, services, and maintenance billed in advance of the time revenue is recognized. As at March 31, 2017 and 2016, deferred revenue was $16,420 and $9,954 respectively.

Accrued Revenue/Unbilled Accounts Receivable - Accrued revenue/Unbilled accounts receivable primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period. As at March 31, 2017 and 2016, unbilled/accrued revenues were $70,174 and $31,154 respectively.

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

During the years ending on March 31, 2017 and 2016, product research and development cost of $365,216 and $276,197, respectively, were capitalized as “Intangible assets”.

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expenses were incurred during the years ended March 31, 2017 and 2016.

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

Comprehensive Income

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from April 1, 2015 through March 31, 2017, includes only foreign currency translation gains (losses), and is presented in the Company’s consolidated statements of comprehensive income.

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the years ending on March 31, 2017 and 2016 were as follows:

Foreign Currency Translation gains (losses)

Balance, March 31, 2015	$84,309
Translation rate gain (loss)	(7,480)
Balance, March 31, 2016	76,829

Translation rate gain (loss)	35,932
Balance, March 31, 2017	$112,761

Recent Accounting Pronouncements

The Company has reviewed accounting pronouncements that were issued as of March 31, 2017 and believes that these pronouncements are not applicable to the Company, or that they will not have a material impact on the Company’s financial position or results of operations.

Note 4 – Reverse Recapitalization

Duo (Successor) merged with DSSL (Predecessors) on December 3, 2014, and merged with DSS (Predecessors) on December 3, 2014 (Predecessors), and DSSL and DSS became the surviving corporations, in a transaction treated as a reverse recapitalization. Duo did not have any material operations and majority-voting control was transferred to DSSL.

In the recapitalization, Duo issued 28,000,000 shares of common stock, 5,000,000 series “A” preferred shares and $310,000 in cash in exchange for all of DSSL’s 5,000,000 issued and outstanding shares of common stock. Duo also issued 2,000,000 shares of common stock in exchange for all of DSS’s 10,000 issued and outstanding shares of common stock. The transaction resulted in DSSL’s shareholder and DSS’s shareholder acquiring approximately 100% control.

The transaction also required a recapitalization of DSSL and DSS. Since DSSL and DSS acquired a controlling voting interest, they were deemed the accounting acquirer, while Duo was deemed the legal acquirer. The historical financial statements of the Company are those of combined financial statements of DSSL & DSS and of the consolidated entities from the date of recapitalization and subsequent.

Since the transaction is considered a reverse recapitalization, the presentation of pro-forma financial information was not required. All share and per share amounts have been retroactively restated to the earliest periods presented to reflect the transaction.

Note 5 – Accounts Receivable

Following is a summary of accounts receivable as at March 31, 2017 and 2016;

	March 31, 2017	March 31, 2016
Accounts receivable – Trade	$754,783	$674,823
Less: Provision for doubtful debts	(133,113)	(162,138)
	$621,670	$512,685

At March 31, 2017 and 2016, the Company had following concentrations of accounts receivables with customers:

Customer	March 31, 2017	March 31, 2016
Megamedia	63.68%	28.92%
DEN Networks	15.99%	11.97%
Topas	7.24%	1.62%
Dish Media	5.88%	5.55%
Sri Lanka Telecom	1.42%	0.66%
Mediatama	1.29%	1.86%
MediaNet	1.14%	3.54%
Digicable	0.00%	23.68%
Fastway	0.00%	5.54%
Technosat	0.00%	3.15%
Pentavision	0.00%	4.51%
Other 10 receivables	3.36%	9.00%
	100%	100%

Note 6 – Prepaid Expenses and Other Current Assets

Following is a summary of prepaid expenses and other current assets as at March 31, 2017 and 2016;

	March 31, 2017	March 31, 2016
Security deposits	$29,621	$24,132
WHT receivable	201,362	205,632
Staff loan and advances	100	1,052
Travel advance	295	-
Supplier advance	4,398	1,786
ESC receivable	5,826	6,131
Insurance prepayment	1,435	1,632
Prepayments	10,580	1,526
Other receivables	3,759	7,854
	$257,376	$249,745

Note 7– Property and Equipment

Following table illustrates net book value of property and equipment as at March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
Office equipment	$9,465	$19,802
Furniture & fittings	139,377	220,526
Computer equipment (Data Processing Equipment)	131,909	479,273
Improvements to lease hold assets	1,894	1,993
Website Development	13,768	10,488
	296,413	732,082
Accumulated depreciation and amortization	(248,326)	(626,292)
Net fixed assets	$48,087	$105,790

Depreciation and amortization expense for the years ended March 31, 2017 and 2016 was $62,517 and $37,359 respectively.

Note 8 – Intangible assets

Intangible assets comprise of capitalization of certain costs pertaining to products development which meets the criteria as set forth above under Note 3. Following table illustrates the movement in intangible assets as at March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
Opening Balance	$382,352	$327,542
Add: Costs capitalized during the year	365,216	276,197
Less: Amount Written-off	(147,326)	(202,311)
Translational gain	(19,343)	(19,076)
Net Intangible Assets	$580,899	$382,352

Note 9 – Short-term borrowings

Following is a summary of short-term borrowings as at March 31, 2017 and 2016;

	March 31, 2017	March 31, 2016
PAN Asia Bank – Short term overdraft	$460,088	$213,804
Prosperous Capital	8,997	-
Commercial bank credit card	4,753	-
Yenom (Pvt.) Limited	-	13,636
HSBC – Short term overdraft	-	138
	$473,838	$227,578

Bank overdraft facility, obtained from Pan Asia Banking Corporation PLC, contains an interest rate of 9.61% per annum up to $ 101,846 and 11.35% per annum up to $ 207,383.

Note 10 – Due to Related Parties

Due to Related Parties – Short term

From time to time, the Company receives advances from related parties such as management, directors or principal shareholders in the normal course of business. Loans and advances received from related parties are unsecured and non-interest bearing. Balances outstanding to these persons for less than 12 months are presented under current liabilities in the accompanying consolidated financial statements. As of March 31, 2017 and 2016, the Company owed directors $361,785 and $163,738 respectively.

Due to Related Parties – Long term

Balances outstanding to related parties for more than 12 months are presented under long-term liabilities in the accompanying consolidated financial statements. Related party loan in the Balance Sheet of Duo Software Pte. Ltd was recognized at cost as of March 31, 2017, and at amortized cost as of March 31, 2016. As of March 31, 2017 and 2016, the Company owed directors $1,168,866 and $1,194,668 respectively.

Note 11 – Taxes Payables

The taxes payable comprise of items listed below as at March 31, 2017 and 2016;

	March 31, 2017	March 31, 2016
PAYE	$73,611	$33,718
VAT payable	14	-
Stamp Duty Payable	48	51
Tax payable	8,996	5,209
	$82,669	$38,978

Note 12 – Accruals and Other Payables

Following is a summary of accruals and other payables as at March 31, 2017 and 2016;

	March 31, 2017	March 31, 2016
Audit fee payable	$20,906	$4,715
Accruals	81,696	7,860
Other payables	67,144	70,866
	$169,746	$83,441

Note 13 – Cost of Revenue

Following is the summary of cost of revenue for the years ending March 31, 2017 and 2016;

	March 31, 2017	March 31, 2016
Purchases	$41,959	$48,993
Implementation and onsite support cost	42,406	28,239
Product development cost written off	147,326	202,311
Consultancy, contract basis employee cost	19,950	12,204
Developer support and implementation	87,546	25,561
Cost of services	5,740	4,891
	$344,927	$322,199

Note 14 – General and Administrative Expenses

Following is the summary of general and administrative expenses for the years ending March 31, 2017 and 2016;

	March 31, 2017	March 31, 2016
Directors remuneration	$108,827	$113,302
EPF	46,317	42,797
ETF	11,579	10,698
Bonus	24,701	41,063
Vehicle allowance	54,393	54,325
Staff welfare	24,572	25,081
Penalties / Late payment charges	5,105	6,421
Office rent	76,725	65,889
Electricity charges	15,959	20,543
Office maintenance	18,046	20,156
Telephone charges	12,177	13,073
Travelling expense	3,640	38,263
Legal fees	499	946
Audit fees	45,120	5,235
Printing and stationery	1,855	2,873
Office expenses	2,383	3,432
Computer maintenance	5,757	22,187
Internet charges	13,449	11,831
Courier and postage	678	750
Security charges	3,688	3,886
Training and development	169	425
Insurance expense	2,264	1,882
Professional fees	21,990	405,836
Gratuity	29,684	2,613
Secretarial fees	10,288	649
Irrecoverable Tax	46,631	34,012
Software Rentals	25,099	21,625
Other professional services	233,762	9,164
Consulting fee	78,500	-
Fee and Subscription	2,695	-
Government taxes	199	-
Stamp Duty expense	1,403	-
Other expenses	1,572	3,580
	$929,726	$982,547

Note 15 – Selling and Distribution Expenses

Following is the summery of selling and distribution expenses for the years ending March 31, 2017 and 2016

	March 31, 2017	March 31, 2016
Marketing Expenses	$1,662	$29,553
Vehicle hire charges	6,384	6,919
Foreign Travel	2,432	3,786
Visa expenses	251	347
Vehicle running expenses	4,788	2,955
Gift and donations	203	-
	$15,720	$43,560

Note 16 – Income Taxes

Income Tax expense consist of the following;

	March 31, 2017	March 31, 2016

Current Taxes Nevada	$-	$-
Sri Lanka	-	-
Singapore	11,934	10,575
Total Income Tax Expense	$11,934	$10,575

The income tax provision differs from the amount of tax determined by applying the federal statutory rate on account of the following items;

●	Brought forward losses
●	Unabsorbed Depreciation

The Components of deferred tax assets and Liabilities are as follows;

	March 31, 2017	March 31, 2016
Deferred tax asset arising from tax effect of :
Carry forward Losses and Unabsorbed Depreciation	36,165	21,173
Less: Valuation allowance	5,301	3,103
Total deferred tax asset (non-current)	30,864	18,070

Total deferred tax liability	Nil	Nil

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of March 31, 2017 and 2016, based upon the levels of historical taxable income and the limited experience of the Company, the Company believes that it is more-likely-than-not that it will not be able to realize the benefits of some or all of these deductible differences. Accordingly, a valuation allowance of approximately $5,301 and $3,103 has been provided in the accompanying financial statements as of March 31, 2017 and 2016, respectively.

Since Duo does not have any undistributed earnings, the Company has not recorded a deferred tax liability associated with the foreign earnings as of March 31, 2017 and 2016. However, to deferred tax asset has been recorded associated with Unabsorbed Business Losses and Depreciation.

The Company is not subject to any foreign income taxes for the years ended March 31, 2017 and 2016. The Company may be subject to examination by the Internal Revenue Service (“IRS”) and state taxing authorities for 2017 and 2016 tax years.

Note 17 - Equity

(A) Common Stock

As at March 31, 2017, the Company has 90,000,000 authorized common shares having a par value of $0.001. The ordinary shares have been designated with the following rights:

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

During the year ended March 31, 2017, the Company issued following common shares:

Date	Type	No. of Shares	Valuation
04/22/2016	Stock issued to PPM-2 investor	188,000	$141,000
04/22/2016	Stock issued to PPM-2 investor	13,334	10,001
04/27/2016	Stock issued for services	46,133	34,600
04/27/2016	Stock issued for services	240,000	180,000
04/27/2016	Stock issued as payment for accrued interest	20,000	15,000
		507,467	$380,600

(B) Preferred Stock

As at March 31, 2017, the Company has 10,000,000 authorized series “A” preferred shares having a par value of $0.001 per share.

The preferred shares have been designated with the following conversion rights:

●	One preferred share will convert into ten (10) common shares no earlier than 24 months and 1 day after the issuance.

Note 18 - Commitments and Contingencies

The Company consults with legal counsel on matters related to litigation and other experts both within and outside the Company with respect to matters in the ordinary course of business. The Company does not have any contingent liabilities in respect of legal claims arising in the ordinary course of business.

Duo entered into a lease commitment for its Sri Lanka office amounting to $119,952 with Happy Building Management Company for a period of 3 years. Duo entered in to another lease commitment for its Indian office amounting to $ 1,259 on April 1, 2017 with Regus Office Center Services (Pvt) Limited for a period of 1 year.

Guarantees provided by the company existed on the balance sheet date are as follows:

Date	Description	Amount
09/23/2011	Performance Bond for BOC Tender	$10,009
05/15/2013	Guarantee for Lanka Clear	2,103
07/31/2014	Guarantee for SLT	566
10/08/2015	Guarantee for LOLC	1,599
		$14,277

Note 19 - Subsequent Events

Duo World Inc. has been approved for trading under the symbol “DUUO” on April 26, 2017 in OTC markets.

Note 20 - General

Figures have been rounded off to the nearest dollar and the comparative figures have been re-arranged / reclassified, wherever necessary, to facilitate comparison.

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B

Exhibit No.	Document Description

3(i).1*	Articles of Incorporation of Duo World, Inc. filed September 19, 2014, with the Secretary of State of Nevada.

3(i).2*	Certificate of Amendment to the Articles of Incorporation of Duo World, Inc. approved by the Secretary of State of Nevada.

3(ii)*	By-Laws of Duo World, Inc.

4.1*	Certificate of Designation of Series “A” Preferred Stock approved by the Secretary of State of Nevada.

10.1*	Amended and Restated Purchase Agreement, dated December 3, 2014, between Duo World, Inc. and Muhunthan Canagasooryam for the acquisition of Duo Software (Pvt.) Limited, a Sri Lankan company, by Duo World Inc. from Mr. Canagasooryam.

10.2*	Amended and Restated Purchase Agreement, dated December 3, 2014, between Duo Software, Inc. and Koshala Nishaharan for the acquisition of Duo Software (Pte.) Limited, a Singaporean company, by Duo World, Inc. from Koshala Nishaharan.

10.3*	Loan Agreement, dated July 16, 2010, between Duo Software (Private) Limited, a Sri Lankan company, as borrower, and Muhunthan Canagasooryam, as lender.

10.4*	Loan Agreement, dated December 1, 2012, between Duo Software (Pte.) Ltd, a Singaporean company, as borrower, and Muhunthan Canagasooryam, as lender.

10.5*	End-User Software License Agreement, dated November 9, 2011, between Duo Software (Pvt) Ltd. and Bank of Ceylon.

14*	Code of Business Conduct and Ethics.

21**	Subsidiaries.

31.1 **	Certification under Section 302 of Sarbanes-Oxley Act of 2002

31.2 **	Certification under Section 302 of Sarbanes-Oxley Act of 2002

32.1 **	Certification under Section 906 of Sarbanes-Oxley Act of 2002

32.2 **	Certification under Section 906 of Sarbanes-Oxley Act of 2002

*Incorporated by reference to the Company’s Form S-1 Registration Statement (File No. 333-211460) declared effective by the SEC on September 26, 2016.

**       Filed herewith.

54

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duo World, Inc.

Dated: June 30, 2017	By:	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
	Its:	President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: June 30, 2017	By:	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
	Its:	President and Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 30, 2017	By:	/s/ Suzannah Jennifer Samuel Perera
Suzannah Jennifer Samuel Perera
	Its:	Chief Financial Officer, and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: June 30, 2017	By:	/s/ Mahmud Riad Ameen
Mahmud Riad Ameen
	Its:	Director

55