Form 10-Q
period 2017-06-30
DUO WORLD INC
filed 2017-08-14
CIK 1635136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2017, there were 38,707,467 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Duo World, Inc. and Subsidiaries

Consolidated Financial Statements

June 30, 2017

(Unaudited)

F-1

Duo World, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2017	March 31, 2017
	(Un-audited)
ASSETS
Current Assets
Cash and cash equivalents	$45,432	$25,084
Accounts receivable - trade	704,454	621,670
Prepaid expenses and other current assets	239,901	257,376
Accrued Revenue	46,063	70,174
Total Current Assets	1,035,850	974,304

Non-Current Assets
Property and equipment, net of accumulated depreciation of $251,437 and $248,326 respectively	39,829	48,087
Intangible asset	613,356	580,899
Deferred taxes	30,811	30,864
Total Non-Current Assets	683,996	659,850

Total Assets	$1,719,846	$1,634,154

LIABILITIES and SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$351,889	$307,616
Short term borrowings	459,334	473,838
Payroll, employee benefits, severance	314,048	284,285
Due to related parties	512,890	361,785
Payable for acquisition	185,762	185,762
Taxes payable	86,678	82,669
Accruals and other payables	110,126	169,746
Deferred revenue	64,030	16,420
Total Current liabilities	2,084,757	1,882,121

Long Term Liabilities
Due to related parties	1,167,956	1,168,866
Total Long Term liabilities	1,167,956	1,168,866

Total liabilities	$3,252,713	$3,050,987

Commitments and contingencies (Note 16)

Shareholders’ Deficit
Ordinary shares: $0.001 par value per share; 90,000,000 shares authorized; 38,707,467 and 38,567,467 shares issued and outstanding, respectively	$38,707	$38,567
Convertible series “A” preferred shares: $0.001 par value per share; 10,000,000 shares authorized; 5,500,000 and 5,500,000 shares issued and outstanding, respectively	5,500	5,500
Additional paid in capital	959,116	907,456
Accumulated deficit	(2,642,989)	(2,481,117)
Accumulated other comprehensive income	106,799	112,761
Total Shareholders’ Deficit	(1,532,867)	(1,416,833)

Total Liabilities and Shareholders’ Deficit	$1,719,846	$1,634,154

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the three months ended June 30, 2017 and June 30, 2016 (Unaudited)

	June 30 2017	June 30 2016

Revenue	$210,812	$328,726
Cost of sales (exclusive of depreciation presented below)	(86,750)	(76,228)
Gross income	$124,062	$252,498

Operating Expenses
Research and development	$-	$7,011
General and administrative expenses	148,569	385,511
Salaries and benefits	84,251	95,501
Selling and distribution expenses	3,055	3,313
Depreciation	7,091	39,724
Amortization of web site development	381	746
Allowance for bad debts	30,601	-
Total operating expenses	273,948	531,806

Loss from operations	$(149,886)	$(279,308)

Other income (expenses):
Gain / (Loss) on disposals	$32	$-
Other income	602	224
Bank charges	(994)	(1,204)
Exchange gain / (loss)	6,225	2,652
Interest expense	(17,851)	(4,992)
Total other expenses	(11,986)	(3,319)

Loss before provision for income taxes	$(161,872)	$(282,627)

Provision for income taxes	-	-

Net loss	$(161,872)	$(282,627)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	38,567,467	38,427,962

Comprehensive Income / (Loss):
(Loss) / gain on foreign currency translation	$(5,962)	$9,427
Net loss	(161,872)	(282,627)
Comprehensive Loss	$(167,834)	$(273,200)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the three months ended June 30, 2017 and June 30, 2016 (Unaudited)

	June 30 2017	June 30 2016

Cash flows from operating activities:
Loss before provision for income taxes	$(161,872)	$(282,627)

Adjustments to reconcile loss before provision for income taxes to cash provided by / (used in) operating activities:
Depreciation	$7,472	$40,470
Allowance for bad debts	30,601	-
Gain on disposals of property and equipment	(32)	-
Product development cost written off	27,384	46,021
Stock issued for services	51,800	214,600
Stock issued as payment for accrued interest	-	15,000
Prior year adjustments	-	42,146

Changes in assets and liabilities:
Accounts receivable - trade	(113,385)	(85,895)
Prepayments	41,587	(3,560)
Accounts Payable	44,272	(90,249)
Payroll, employee benefits, severance	29,763	34,697
Short term overdraft - Pan Asia Bank	(14,503)	(3,021)
Due to relates parties	151,105	3,599
Taxes payable	4,009	2,875
Accruals and other payables	(12,010)	(9,278)
Deferred taxes	53	-

Net cash provided by / (used in) operating activities	$86,244	$(75,223)

Cash Flows used in investing activities:
Acquisition of Property and Equipment	$-	$(3,721)
Sale proceeds of disposal of Property and Equipment	282	-
Intangible asset	(65,426)	(90,792)
Net cash used in investing activities	$(65,144)	$(94,513)

Cash flows from financing activities:
Long term - Due to related parties	$-	$22,781
Proceeds from issuance of common stock to PPM investors	-	151,001
Additional Paid in Capital	-	(74,197)

Net cash provided by financing activities	$-	$99,585

Net increase / (decrease) in cash	$21,100	$(70,151)

Effect of exchange rate changes on cash	(752)	12,629

Cash, beginning of period	$25,084	$91,106

Cash, end of period	$45,432	$33,584

Supplemental disclosure of cash flow information:
Cash paid for interest	$(16,276)	$(4,256)

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common shares issued for services received	$51,800	$214,600

The accompanying notes are an integral part of these consolidated financial statements.

Duo World Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2017
(Unaudited)

Note 1 - Organization and Nature of Operations

Duo World Inc. (hereinafter referred to as “Successor” or “Duo”) a reporting company, was organized under the laws of the state of Nevada on September 19, 2014. Duo Software (Pvt.) Limited (hereinafter referred to as “DSSL” or “Predecessor”), a Sri Lanka based company, was incorporated on 22nd September 2004, in the Democratic Socialist Republic of Sri Lanka, as a limited liability company. Duo Software (Pte.) Limited (hereinafter referred to as “DSS” or “Predecessor”), a Singapore based company, was incorporated on June 05, 2007 in the Republic of Singapore as a limited liability company. DSS also includes its wholly owned subsidiary, Duo Software India (Private) Limited (India) which was incorporated on August 30, 2007, under the laws of India.

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report, which contains the audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended March 31, 2017. The interim results for the period ended June 30, 2017 are not necessarily indicative of results for the full fiscal year.

Going Concern

The Company has incurred a net loss of $161,872 and $282,627 during the three months ended June 30, 2017 and 2016 respectively, As at June 30, 2017 and March 31, 2017, the Company’s current liabilities exceeded current assets by $1,048,908 and $907,817 and Shareholders deficit as at June 30, 2017 and March 31, 2017 has been $1,532,867 and $1,416,833. The Company has outstanding statutory dues towards Employee provident fund and employee trust fund as at that date of $303,531 and $269,781.

The financial statements of the Company have been prepared on a going concern. The Company has operating losses as mentioned in the above paragraph. However, the same were incurred as one-time expenditure incurred for incorporation and listing of the company. The Company has operating cash inflows/ (outflows) of $86,244 and ($75,223) respectively during the three months ended June 30, 2017 and June 30, 2016.

Further, the Company has entered into contracts with the clients for the products launched during the year 2016-17 and it is confident that the projects shall generate sufficient revenue to offset the operating losses.

Duo World Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2017
(Unaudited)

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

Risks and Uncertainties

The Company’s operations are subject to significant risk and uncertainties including financial, operational, competition and potential risk of business failure. Product revenues are concentrated in the application software industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect operating results.

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

Duo World Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2017
(Unaudited)

Trade receivables outstanding:	Provision
Over 24 months	100%
Over 18 months	50%
Over 15 months	25%
Over 12 months	10%
Over 9 months	5%

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2017 and March 31, 2017, there were no cash equivalents.

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

Duo World Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2017
(Unaudited)

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

Duo World Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2017
(Unaudited)

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

For the three months ended June 30, 2017 and 2016, the Company received only cash as consideration for sale of licenses and related services rendered.

For the three months ended June 30, 2017 and 2016, the Company had following concentrations of revenue with customers:

Customer	June 30, 2017	June 30, 2016

DEN Networks	51.88%	26.25%
Commercial Bank	12.21%	0.00%
Topas TV	7.52%	11.45%
Bank of Ceylon	8.49%	0.00%
Development services	7.26%	0.00%
Meghbela	2.90%	1.38%
Megamedia	0.00%	35.02%
Hutchison	0.00%	14.77%
HelloCorp	0.00%	3.72%
Other misc. customers	10.00%	7.41%
	100%	100%

Deferred Revenue - Deferred revenue represents advance payments for software licenses, services, and maintenance billed in advance of the time revenue is recognized. As at June 30, 2017 and March 31, 2017, deferred revenue was $64,030 and $16,420 respectively.

Accrued Revenue/Unbilled Accounts Receivable - Accrued revenue/Unbilled accounts receivable primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period. As at June 30, 2017 and March 31, 2017, unbilled/accrued revenues were $46,063 and $70,174 respectively.

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

Duo World Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2017
(Unaudited)

During the three months ending on June 30, 2017 and 2016, product research and development cost of $65,426 and $90,792 respectively, were capitalized as “Intangible assets”.

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expenses were incurred during the three months ended June 30, 2017 and 2016.

Comprehensive Income

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from April 1, 2013 through June 30, 2017, includes only foreign currency translation gains (losses), and is presented in the Company’s consolidated statements of comprehensive income.

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the periods ending on June 30, 2017 and March 31, 2017 were as follows:

Foreign Currency Translation gains (losses)
Balance, March 31, 2016	$76,829
Translation rate gain for the period	35,932
Balance, March 31, 2017	$112,761
Translation rate loss during the period	(5,962)
Balance, June 30, 2017	$106,799

Recent Accounting Pronouncements

The Company has reviewed accounting pronouncements that were issued as of June 30, 2017 and believes that these pronouncements are not applicable to the Company, or that they will not have a material impact on the Company’s financial position or results of operations.

Note 4 – Accounts Receivable

Following is a summary of accounts receivable as at June 30, 2017 and March 31, 2017;

	June 30, 2017	March 31, 2017
Accounts receivable – Trade	$867,467	$754,783
Less: Provision for doubtful debts	(163,013)	(133,113)
	$704,454	$621,670

Duo World Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2017
(Unaudited)

At June 30, 2017 and March 31, 2017, the Company had following concentrations of accounts receivable with customers:

Customer	June 30, 2017	March 31, 2017
Megamedia	53.45%	63.68%
DEN Networks	25.30%	15.99%
Topas	7.81%	7.24%
Dish Media	3.92%	5.88%
Sri Lanka Telecom	1.39%	1.42%
Bank of Ceylon	2.58%	0.00%
DFCC	1.53%	0.13%
Meghbela	1.07%	0.74%
Mediatama	0.48%	1.29%
MediaNet	0.92%	1.14%
Other 8 receivables	1.56%	2.49%
	100%	100%

Prepaid Expenses and Other Current Assets

Following is a summary of prepaid expenses and other current assets as at June 30, 2017 and March 31, 2017;

	June 30, 2017	March 31, 2017
Security deposits	$18,198	$29,621
WHT receivable	199,622	201,362
Staff loan and advances	-	100
Travel advance	-	295
Supplier advance	3,474	4,398
ESC receivable	5,775	5,826
Insurance prepayment	889	1,435
Prepayments	9,190	10,580
Other receivables	2,753	3,759
	$239,901	$257,376

Note 6 – Property and Equipment

Following table illustrates net book value of property and equipment as at June 30, 2017 and March 31, 2017;

	June 30, 2017	March 31, 2017
Office equipment	$9,381	$9,465
Furniture & fittings	138,144	139,377
Computer equipment (Data Processing Equipment)	128,205	131,909
Improvements to lease hold assets	1,877	1,894
Website Development	13,659	13,768
	291,266	296,413
Less: Accumulated depreciation and amortization	(251,437)	(248,326)
Net property and equipment	$39,829	$48,087

Duo World Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2017
(Unaudited)

Depreciation and amortization expense for the three months ended June 30, 2017 and 2016 was $7,472 and $40,470 respectively.

Note 7 – Intangible Assets

Intangible assets comprise of capitalization of certain costs pertaining to product development, which meet the criteria as set forth above under Note 3. Following table illustrates the movement in intangible assets as at June 30, 2017 and March 31, 2017:

	June 30, 2017	March 31, 2017
Opening Balance	$580,899	$382,352
Add: Costs capitalized during the period	65,426	365,216
Less: Amount written –off during the period	(27,384)	(147,326)
Translational loss	(5,589)	(19,343)
Net Intangible Assets	$613,356	$580,899

Note 8 – Short Term Borrowings

Following is a summary of short-term borrowings as at June 30, 2017 and March 31, 2017;

	June 30, 2017	March 31, 2017
PAN Asia Bank – Short term overdraft	$450,417	$460,088
Prosperous Capital	8,917	8,997
Commercial bank credit card	-	4,753
	$459,334	$473,838

Bank overdraft facility, obtained from Pan Asia Banking Corporation PLC, contains an interest rate of 9.61% per annum up to $101,846 and 11.35% per annum up to $207,383.

Note 9 – Due to Related Parties

Due to Related Parties – Short term

From time to time, the Company receives advances from related parties such as officers, directors or principal shareholders in the normal course of business. Loans and advances received from related parties are unsecured and non-interest bearing. Balances outstanding to these persons for less than 12 months are presented under current liabilities in the accompanying consolidated financial statements. As of June 30, 2017 and March 31, 2017, the Company owed directors $512,890 and $361,785 respectively.

Due to Related Parties – Long term

Balances outstanding to related parties for more than 12 months are presented under long-term liabilities in the accompanying consolidated financial statements. As of June 30, 2017 and March 31, 2017, the Company owed directors $1,167,956 and $1,168,866 respectively.

Duo World Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 2017
(Unaudited)

Note 10 – Taxes Payable

The taxes payable comprise of items listed below as at June 30, 2017 and March 31, 2017;

	June 30, 2017	March 31, 2017
PAYE	$83,554	$73,611
VAT payable	-	14
Stamp Duty Payable	41	48
Tax payable	3,083	8,996
	$86,678	$82,669

Note 11 – Accruals and Other Payables

Following is a summary of accruals and other payables as at June 30, 2017 and March 31, 2017;

	June 30, 2017	March 31, 2017
Audit fee payable	$14,074	$20,906
Accrued expenses	48,398	81,696
Other payables	47,654	67,469
	$110,126	$170,071

Note 12 – Cost of Revenue

Following is the summary of cost of revenue for the three months ending June 30, 2017 and 2016;

	June 30, 2017	June 30, 2016
Purchases	$11,252	$7,522
Implementation cost	9,202	10,754
Product development cost written off	27,384	46,021
Consultancy, contract basis employee cost	6,825	3,225
Support services	17,206	8,706
Other external Services	3,250	-
Cost of development services	11,631	-
	$86,750	$76,228

13 – General and Administrative Expenses

Following is the summary of general and administrative expenses for the three months ending June 30, 2017 and 2016;

	June 30, 2017	June 30, 2016
Directors remuneration	$38,123	$26,410
EPF	11,078	10,767
ETF	2,769	2,692
Bonus	-	24,961
Vehicle allowance	9,457	13,691
Staff welfare	3,907	2,810
Penalties / Late payment charges	-	2,406
Office rent	18,701	17,742
Electricity charges	3,796	4,311
Office maintenance	2,987	4,263
Telephone charges	2,573	3,275
Travelling expense	776	782
Audit fees	3,178	20,900
Printing and stationery	266	300
Office expenses	551	603
Computer maintenance	1,726	1,255
Internet charges	3,309	2,771
Courier and postage	84	203
Security charges	1,005	806
Insurance expense	525	587
Professional fees	6,510	3,845
Gratuity	3,640	-
Secretarial fees	186	246
Un-claimable VAT input/ Irrecoverable tax	10,087	14,863
Software Rentals	7,526	6,906
Other professional services	2,244	214,600
Consulting Fee	8,550	-
Transfer agent fees	450	785
Filling fee and subscription	2,860	2,458
Stamp duty expenses	493	-
Other expenses	1,212	273
	$148,569	$385,511

Note 14 – Selling and Distribution Expenses

Following is the summary of selling and distribution expenses for the three months ending on June 30, 2017 and 2016;

	June 30, 2017	June 30, 2016
Marketing Expenses	$325	$67
Vehicle hire charges	1,560	1,613
Foreign Travel	-	424
Vehicle Running Expense	1,170	1,209
	$3,055	$3,313

Note 15 - Equity

(A)	Common Stock

As at June 30, 2017, the Company had 90,000,000 authorized shares of common stock having a par value of $0.001. The shares of Common Stock are designated with the following rights:

●	Voting rights: Common shareholders can attend at annual or special meeting of shareholders to cast vote or use a proxy.

●	Right to elect board of directors: Common shareholders control the Company through their right to elect the Company’s board of directors.

●	Right to share income and assets: Common shareholders have the right to share the Company’s earnings equally on a per share basis in the form of dividends. Similarly, in the event of liquidation, shareholders have claims on assets that remain after meeting the obligations to pay accrued taxes, accrued salary and wages, creditors including bondholders (if any) and preferred shareholders. Thus, common shareholders are residual claimants of the Company’s income and assets.

During the three months ended June 30, 2017, the Company issued following common shares:

Date	Type	Shares	Valuation
06/30/2017	Stock issued to Consulting for Strategic Growth 1, Ltd.	140,000	$51,800

(B)	Preferred Stock

As at June 30, 2017, the Company had 10,000,000 authorized series “A” preferred shares having a par value of $0.001 per share. The preferred shares are designated with the following conversion rights:

●	One preferred share will convert into ten (10) common shares no earlier than 12 months and 1 day after the issuance.

During the three months ended June 30, 2017, the Company did not issued any new preferred shares.

Note 16 - Commitments and Contingencies

The Company consults with legal counsel on matters related to litigation and other experts both within and outside the Company with respect to matters in the ordinary course of business. The Company does not have any contingent liabilities in respect of legal claims arising in the ordinary course of business.

Duo entered into a lease commitment for its Sri Lanka office amounting to $118,890 with Happy Building Management Company for a period of 3 years in 2016. Duo entered into another lease commitment for its Indian office amounting to $1,257 on April 1, 2017 with Regus Office Center Services Pvt. Limited for a period of 1 year.

Guarantee provided by the company existed on the balance sheet date are as follows:

Date	Description	Amount
09/23/2011	Performance Bond for BOC Tender	$9,921
05/15/2013	Guarantee for Lanka Clear	2,085
07/31/2014	Guarantee for SLT	561
08/10/2015	Guarantee for LOLC	1,585
		$14,152

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

Our MD&A is comprised of the following sections:

A. Business Overview

B. Critical Accounting Policies

C. Results of operations for the three months ended June 30, 2017 and June 30, 2016

D. Financial condition as at June 30, 2017 and March 31, 2017

E. Liquidity and capital reserves

F. Milestones for next twelve months

A.	Business overview:

Duo World, Inc. (hereinafter referred to as “Successor” or “Duo”), a reporting Company since September 26, 2016, was organized under the laws of the state of Nevada on September 19, 2014. Duo Software (Pvt.) Limited (hereinafter referred to as “DSSL” or “Predecessor”), a Sri Lanka based company, was incorporated on September 22, 2004, in the Democratic Socialist Republic of Sri Lanka, as a limited liability company. Duo Software (Pte.) Limited (hereinafter referred to as “DSS” or “Predecessor”), a Singapore based company, was incorporated on June 5, 2007 in the Republic of Singapore as a limited liability company. DSS also includes its wholly-owned subsidiary, Duo Software India (Private) Limited (India), which was incorporated on August 30, 2007, under the laws of India.

Effective December 3, 2014, DSSL and DSS executed a reverse recapitalization with Duo. Duo (“Successor”) is a holding company that conducts operations through its wholly-owned subsidiaries, DSSL and DSS (“Predecessors”) in Sri Lanka, Singapore and India. The consolidated entity is referred to as the “Company.” The Company, having its development center in Colombo, Sri Lanka, specializes in the space of Customer Life Cycle Management and Contact Center solutions, and Subscriber Management Billing and Business Intelligence in the Asia Pacific Region. Driven by innovation, Duo World has served the enterprises in many ways, including efficiency, cost reduction, revenue optimization and continuous value addition to their product or service offerings. Duo World has been in the business of developing products and services for the subscription based industry.

Our authorized capital consists of 100,000,000 shares, including 90,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value.

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

The Company typically licenses its products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the number of site installations and the number of authorized users. Currently, Duo is offering three products from which it generates its revenue; they are “DuoCLM,” “Duo Subscribe” and “FaceTone.” In the case of DuoCLM, Duo offers licenses to use software to its clients under an agreement. Invoices are raised monthly over the term of agreement, and it recognizes revenue monthly over the term of the underlying arrangement. In the case of Duo Subscribe and FaceTone, Duo sells its software licenses along with software implementation and annual maintenance services under an agreement with various clients. The Company raises invoices on key milestone basis as defined in the agreement with the customer. Revenue recognition is based on stage of completion basis. Revenues from consulting, development and training services are typically recognized as the services are performed.

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

Provisions

A provision is recognized when the Company has present obligations as a result of past events, it is probable that an outflow of resources embodying economic benefits will be required to settle the obligations and reliable estimates can be made of amount of the obligation. Provisions are not discounted at their present value and are determined based on the best estimate required to settle the obligation at the reporting date. These estimates are reviewed at each reporting date and adjusted to reflect the current best estimates.

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

C.	Results of operations for the three months ended June 30, 2017 and June 30, 2016:

The Company had revenues amounting to $210,812 and $328,726, respectively, for three months ended June 30, 2017 and June 30, 2016. Following is a breakdown of revenues for both periods:

	June 30, 2017	June 30, 2016	Changes

DuoSubscribe	$138,342	$260,891	$(122,549)
DuoCLM	380	65,344	(64,964)
Software hosting and reselling - FaceTone (Beta/testing version)	2,719	2,491	228
FaceTone	54,065	—	54,065
Development services	15,306	—	15,306
	$210,812	$328,726	$(117,914)

Total revenue for the three months ended June 30, 2017 decreased by 36% when compared to June 30, 2016. The decrease is mainly due to the drop in revenue generated by our products, DuoCLM and DuoSubscribe, as a result of the Company’s decision to phase out these legacy products,

The Company is no longer actively marketing DuoCLM and DuoSubscribe, as our newer products are being introduced to the market. FaceTone is an advanced version of DuoCLM, and it is generating a lot of interest in the market because of its superior features and flexibility.

During the period ended June 30, 2017, the Company entered into a software license agreement to implement FaceTone to one of the leading commercial banks in Sri Lanka.( The Bank has been ranked among the Top 1000 Banks of the World for a seventh consecutive year in 2017,in the global list compiled by “The Banker” magazine of the U.K. The Bank is also the most awarded bank in the country).

The Company also signed a software distribution agreement with the biggest telecommunication service provider in Sri Lanka for the product FaceTone. FaceTone is to be launched on the telecommunication provider’s platform in September 2017, making it available to its subscribers at a monthly subscription.

Fully owned subsidiary of Duo World Inc., Duo Software won a ‘Merit Award’ at the Asia Pacific ICT Alliance (APICTA) Awards, held in December 2016 in Taipei, just months after winning ‘Gold’ and ‘Merit’ Awards at the National Best Quality Software Awards (NBQSA) for the new products.

For the three months ended June 30, 2017 and June 30, 2016, the Company had the following concentrations of revenues with customers:

Customer	June 30, 2017	June 30, 2016

A	51.88%	26.25%
B	12.21%	0%
C	8.49%	0%
D	7.52%	11.45%
Other misc. customers	19.90%	62.30%
	100%	100%

The total cost of sales amounted to $86,750 and $76,228 for the three months ended June 30, 2017 and June 30, 2016, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	June 30, 2017	June 30, 2016	Change

Purchases	$11,252	$7,522	$3,730
Implementation and onsite support cost	9,202	10,754	(1,552)
Product development cost written off	27,384	46,021	(18,637)
Consultancy, contract basis employee cost	6,825	3,225	3,600
Support services	17,206	8,706	8,500
Other external services	3,250	—	3,250
Cost of development services	11,631	—	11,631
Total cost of sales	$86,750	$76,228	$10,522

Cost of sales has marginally increased by $10,522 in the three months ended June 30, 2017 when compared to the three months ended June 30, 2016. Cost of development services was the main contributor to the increase in cost of sales.

The gross income for the three months ended June 30, 2017 and June 30, 2016 amounted to $124,062 and $252,498, respectively.

The total operating expenditures amounted to $273,948 and $531,806 for the three months ended June 30, 2017 and June 30, 2016, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	June 30, 2017	June 30, 2016	Change

Research and development	$-	$7,011	$(7,011)
General and administrative	148,569	385,511	(236,942)
Salaries and benefits	84,251	95,501	(11,250)
Selling and distribution	3,055	3,313	(258)
Depreciation	7,091	39,724	(32,633)
Amortization of web site development	381	746	(365)
Allowance for bad debts	30,601	-	30,601
Total operating expenses	$273,948	$531,806	$(257,858)

Following are the main reasons for the variances in operating expenses of the Company:

Research and Development

The Company has not incurred research and development cost during the three months ended June 30, 2017, as all of our products have passed through the research and development phase. Whereas during the three months ended June 30, 2016, the Company incurred $ 7,011 as research and development expense.

General and Administrative Cost

During the three months ended June 30, 2017, general and administrative cost declined by $236,942 (61%) when compared to the same period in 2016.

The main reason for the decrease was due to the reduction in the professional fees paid to consultants in preparation and filing of Form S-1 registration statement. This cost amounted to $214,600 during the three months ended June 30, 2016. Further, the Company has not paid any bonus during the three months ended June 30, 2017, whereas it paid bonuses amounting to $24,961 during the three months ended June 30, 2016.

Salaries and benefits

Salaries and benefits decreased by 12% during the three months ended June 30, 2017 as the total number of staff was reduced when compared to the same period in 2016. The Company moved toward outsourcing of non-core activities and this lead to a general decrease in the number of permanent staff.

Selling and distribution

During the period ended June 30, 2017, marketing expenses marginally decreased as the Company only marketed one product (FaceTone) and that was only in Sri Lanka, as a test market before the product is marketed in other countries

Depreciation and Amortization expense

Depreciation and amortization expense had decreased by 82% during the 3 months ended June 30, 2017, when compared to the three months ended June 30, 2016. Since April 1, 2017 the Company has changed its accounting policies on useful life of computer equipment and website development and the effect on changing accounting policies were reflected during the three months ended June 30, 2016.

Allowance for bad debts

During the three months ended June 30, 2017, the Company provided an allowance for bad debts on a quarterly basis and the same basis was adapted from July 1, 2016 onward.

The loss from operations for the three months ended June 30, 2017 and June 30, 2016 amounted to $149,886 and $279,308, respectively.

The Company’s other income and (expense) for the three months ended June 30, 2017 and June 30, 2016 amounted to $(11,986) and $(3,319), respectively. The following table sets forth the Company’s other income and (expense) analysis for both periods:

	June 30, 2017	June 30, 2016	Change

Gain on disposals	$32	$—	$32
Other income	602	224	378
Bank charges	(994)	(1,204)	210
Exchange gain	6,225	2,652	3,573
Interest expense	(17,851)	(4,992)	(12,859)
Total other income (expenses)	$(11,986)	$(3,319)	$(8,666)

Other expenditures increased by $8,666 in the three months ended June 30, 2017, when compared to the three months ended June 30, 2016. The main reason for this increase was the increase in interest cost.

The loss before provision for income taxes for the three months ended June 30, 2017 and June 30, 2016 amounted to $161,872 and $282,627, respectively.

The net loss for the three months ended June 30, 2017 and June 30, 2016 amounted to $161,872 and $282,627, respectively.

The Company’s comprehensive loss for the three months ended June 30, 2017 and June 30, 2016 amounted to $167,834 and $273,200, respectively.

Comprehensive Income / (Loss):	June 30, 2017	June 30, 2016
(Loss) / gain on foreign currency translation	$(5,962)	$9,427
Net loss	(161,872)	(282,627)
Comprehensive loss	$(167,834)	$(273,200)

At June 30, 2017 and March 31, 2017, the Company had 38,707,467 and 38,567,467 common shares issued and outstanding, respectively. The weighted average number of shares for the three months ended June 30, 2017 and June 30, 2016 was 38,567,467 and 38,427,962, respectively. The loss per share for both periods was $(0.00) per share and $(0.01) per share, respectively.

D.	Financial condition as at June 30, 2017 and March 31, 2017:

Assets:

The Company reported total assets of $1,719,846 and $1,634,154 as at June 30, 2017 and March 31, 2017, respectively. 41% of these total assets include net accounts receivables and 36% of total assets comprise intangible assets of the Company. Our property and equipment include office equipment, computer equipment (Data Processing Equipment), furniture and fittings, web site developments and improvement to lease- hold assets having a total net book value of $39,829 and $48,087 as at June 30, 2017 and March 31, 2017, respectively. We also had a deferred tax asset of $30,864 as at March 31, 2017 which now totals $30,811 as at June 30, 2017. Furthermore, our current assets at March 31, 2017 totaled $974,304 and at June 30, 2017, these current assets amounted to $1,035,850 comprised of cash of $45,432, accounts receivable of $704,454, prepaid and other current assets of $239,901 and accrued revenue of $46,063.

Liabilities:

The Company had total liabilities of $3,252,713 and $3,050,987 as at June 30, 2017 and March 31, 2017, respectively. Long term liabilities include balances owed to related parties which are outstanding for more than 12 months. Our current liabilities at March 31, 2017 totaled $1,882,121. We have seen an increase of 11% in current liabilities amounting to $202,636, making total current liabilities of $2,084,757 as at June 30, 2017. These mainly include short term third party debt, payroll liabilities, payable to related parties, deferred revenue, taxes payable, accrued liabilities and our day to day operational creditors.

Stockholder’s Deficit:

At March 31, 2017, the Company had stockholders´ deficit of $1,416,833. At June 30, 2017, the Company had stockholders´ deficit of $1,532,867, which represents an increase of 8%.

The Company had 38,707,467 and 38,567,467 shares issued and outstanding at June 30, 2017 and March 31, 2017, respectively.

E.	Liquidity and capital reserves:

The Company had loss from operations of $149,886 and $279,308 for the three months ended June 30, 2017, and 2016, respectively; a total other expense amounting to $11,986 and $3,319 for the three months ended June 30, 2017 and 2016, respectively; and a net loss of $161,872 and $282,627 for the three months ended June 30, 2017 and 2016, respectively.

In summary, our cash flows for the three months ended June 30, 2017 and June 30, 2016 were as follows:

	June 30, 2017	June 30, 2016
Net cash provided by / (used in) operating activities	$86,244	$(75,223)
Net cash used in investing activities	(65,144)	(94,513)
Net cash provided by financing activities	-	99,585

Since inception, we have financed our operations primarily through internally generated funds and the use of our lines of credit with several financial institutions. We had $45,432 in cash; net cash provided by operations of $86,224, for the three months ended June 30, 2017; working capital deficit of $1,048,908 and stockholders´ deficit of $1,532,867 as of June 30, 2017.

F.	Milestones for next twelve months (2017-2018):

Our specific plan of operations and milestones through June 2018 are as follows:

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

Currently, we have clients in India, Indonesia, and Sri Lanka.

We intend to expand into new markets and regions with enhanced and new products. We hope to enter certain markets by way of appointing partners with the strategic fit to be able to promote the products in those markets in the more cost effective manner to the Company.

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

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have issued below shares of common stock during the three months ended June 30, 2017

Name and Address of the Beneficial Owner	Number of Shares	Date of Issue

Consulting for Strategic Growth 1, Ltd.
880, 3rd Avenue, 06th Floor, New York NY 10022, USA.	140,000	June 30, 2017

We have not issued any preferred stock during three months ended June 30, 2017.

The above shares were issued in reliance on the exemption from registration afforded by Section 4.(a)(2) of the Securities Act of 1933, as amended.

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

DUO WORLD, INC.

Date: August 14, 2017	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2017	/s/ Suzannah Jennifer Samuel Perera
Suzannah Jennifer Samuel Perera
Chief Financial Officer
(Principal Accounting and Financial Officer)

