Form 10-Q
period 2017-09-30
DUO WORLD INC
filed 2017-11-13
CIK 1635136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 13, 2017, there were 41,116,654 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Duo World, Inc. and Subsidiaries

Consolidated Financial Statements

September 30, 2017

(Unaudited)

3

CONTENTS

Page(s)

Consolidated Balance Sheets - September 30, 2017 (unaudited) and March 31, 2017	F-1
Consolidated Statements of Operations and Comprehensive Income / (Loss) for the three and six months ended September 30, 2017 and September 30, 2016 (unaudited)	F-2
Consolidated Statements of Cash Flows for the six months ended September 30, 2017 and September 30, 2016 (unaudited)	F-3
Notes to the Consolidated Financial Statements (unaudited)	F-4 – F-15

4

Duo World, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2017	March 31, 2017
	(Un-audited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$22,999	$25,084
Accounts receivable - trade	585,588	621,670
Prepaid expenses and other current assets	1,566,345	257,376
Accrued Revenue	65,663	70,174
Total Current Assets	2,240,595	974,304

Non Current Assets
Property and equipment, net of accumulated depreciation of $ 258,304 and $ 248,326 respectively.	33,690	48,087
Intangible assets, net	658,651	580,899
Deferred taxes	30,596	30,864
Total Non Current Assets	722,937	659,850

Total Assets	$2,963,532	$1,634,154

LIABILITIES and SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$351,947	$307,616
Payroll, employee benefits, severance	395,398	284,285
Short Term Borrowings	501,256	473,838
Due to related parties	572,047	361,785
Payable for acquisition	185,762	185,762
Taxes payable	102,550	82,669
Accruals and other payables	103,905	169,746
Deferred revenue	10,654	16,420
Total Current liabilities	2,223,519	1,882,121

Long Term Liabilities
Due to related parties	1,177,373	1,168,866
Total Long Term liabilities	1,177,373	1,168,866

Total liabilities	$3,400,892	$3,050,987

Commitments and contingencies (Note 16)

Shareholders' Deficit
Ordinary shares: $0.001 par value per share; 90,000,000 shares authorized; 41,116,654 and 38,567,467 shares issued and outstanding, respectively	$41,117	$38,567
Convertible series "A" preferred shares: $0.001 par value per share; 10,000,000 shares authorized; 5,500,000 and 5,500,000 shares issued and outstanding, respectively	5,500	5,500
Additional Paid in Capital	2,763,597	907,456
Accumulated deficit	(3,335,478)	(2,481,117)
Accumulated other comprehensive income	87,904	112,761
Total shareholders' deficit	(437,360)	(1,416,833)

Total Liabilities and Shareholders´ Deficit	$2,963,532	$1,634,154

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended,		For the six months ended,
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenue	$170,326	$312,390	$381,138	$641,117
Cost of revenue (exclusive of depreciation presented below)	(74,919)	(66,095)	(161,669)	(142,324)
Gross Income	95,407	246,295	219,469	498,793

Operating Expenses
Research and Development	-	12,615	-	19,626
General and Administrative	176,256	128,714	324,825	514,226
Salaries and casual wages	93,754	113,360	178,005	208,860
Selling and distribution	2,828	3,317	5,883	6,631
Professional services - Investment advisory	438,598	-	438,598	-
Depreciation	6,288	8,701	13,379	48,424
Amortization of Web Site Development	383	480	764	1,226
Allowance for bad debts	47,635	44,820	78,237	44,820
Total operating expenses	765,742	312,007	1,039,690	843,813

Loss from operations	$(670,335)	$(65,712)	$(820,221)	$(345,020)

Other income (expenses):
Interest expense	$(18,305)	$(5,484)	$(36,156)	$(10,476)
Gain on disposals of property and equipment	-	-	32	-
Other income	18	21	620	245
Bank charges	(1,095)	(524)	(2,089)	(1,728)
Exchange (loss) / gain	(2,771)	6,008	3,453	8,660
Total other income (expenses)	(22,153)	21	(34,140)	(3,299)

Loss before provision for income taxes:	$(692,488)	$(65,691)	$(854,361)	$(348,319)

Provision for income taxes	-	-	-	-

Net loss	$(692,488)	$(65,691)	$(854,361)	$(348,319)

Basic and Diluted Loss per Share	$(0.02)	$(0.00)	$(0.02)	$(0.01)

Basic and Diluted Weighted Average Number of Shares Outstanding	39,682,783	38,567,467	39,128,172	38,498,096

Comprehensive Income (Loss):
Unrealized foreign currency translation (loss) gain	$(18,895)	$5,577	$(24,856)	$15,004
Net loss	(692,488)	(65,691)	(854,361)	(348,319)
Comprehensive loss	$(711,383)	$(60,114)	$(879,217)	$(333,315)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended,
	September 30, 2017	September 30, 2016

Operating activities:
Loss before provision for income taxes	$(854,361)	$(348,319)

Adjustments to reconcile loss before provision for income taxes to cash provided by operating activities:

Depreciation and amortization	14,143	49,650
Bad debts	78,237	44,820
Gain on disposals of property and equipment	(32)	-
Previous period adjustments	-	42,146
Stock issued as payment for accrued interest	-	15,000
Stock issued for services	1,858,690	223,600
Product development cost written off	56,114	70,067

Changes in assets and liabilities:

Accounts receivable - trade	(42,155)	(198,883)
Prepayments	(1,304,458)	17,293
Deferred taxes	268	-
Accounts Payable	44,331	(110,503)
Payroll, employee benefits, severance	111,113	76,079
Short term overdraft	27,418	126,745
Due to related parties	210,263	17,878
Taxes payable	19,881	18,422
Accruals and other payables	(71,607)	(5,053)

	$147,845	$38,942

Investing activities:

Acquisition of Property and Equipment	(629)	(9,357)
Sale proceeds of disposal of Property and Equipment	282	-
Intangible assets	(139,020)	(196,595)

Net cash used in investing activities	$(139,367)	$(205,952)

Financing activities:

Proceeds from issuance of common Stock	-	142,001
Additional Paid in Capital	-	(74,197)

Net cash provided by financing activities	$-	$67,804

Effect of exchange rate changes on cash	(10,563)	36,975

Net decrease in cash	$(2,085)	$(62,231)

Cash, beginning of period	25,084	91,106

Cash, end of period	$22,999	$28,875

Supplemental disclosure of cash flow information:
Cash paid for interest	$(36,156)	$(10,476)

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common shares issued for services received	$1,858,690	$214,600

The accompanying notes are an integral part of these consolidated financial statements.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

September 30, 2017

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report, which contains the audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended March 31, 2017. The interim results for the period ended September 30, 2017 are not necessarily indicative of results for the full fiscal year.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $692,488 and $854,361 for the three and six months ended September 30, 2017, respectively, net cash provided by operations of $147,845 and $38,942 in six months ended September 30, 2017 and 2016, respectively, a working capital of $17,076 and a working capital deficit of $907,817 as of September 30, 2017 and March 31, 2017 respectively, outstanding statutory dues towards employee provident fund and employee trust fund of $335,644 and $269,781 as of September 30, 2017 and March 31, 2017, respectively, and a stockholders´ deficit of $437,360 and $1,416,833 as of September 30, 2017 and March 31.2017, respectively.

Operating losses during the three and six months ended September 30, 2017 were mainly due to a one-time expenditure incurred for professional fee relating to investment advisory services.

Furthermore, the Company has entered into contracts with the clients for the products launched during the year 2016-17 and our management is believes that these projects should generate sufficient revenues to offset the operating losses in the recent future; however, management cannot guarantee such results.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

September 30, 2017

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

September 30, 2017

(Unaudited)

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2017 and March 31, 2017, there were no cash equivalents.

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

September 30, 2017

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

The Company typically licenses its products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the number of site installations and the number of authorized users. Currently, Duo is offering two products from which it generates its revenue; they are “Duo Subscribe” and “FaceTone”. Duo sells its software license along with software implementation and annual maintenance services under an agreement with various clients. The Company raises invoices on a key milestone basis, as defined in the agreement. Revenue recognition is based on stage of completion basis. Revenues from consulting and training services are typically recognized as the services are performed.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

September 30, 2017

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

For the six months ended September 30, 2017 and 2016, the Company received only cash as consideration for sale of licenses and related services rendered.

For the six months ended September 30, 2017 and 2016, the Company had following concentrations of revenue with customers:

Customer	September 30, 2017	September 30, 2016

DEN Networks	50.03%	25.41%
Commercial Bank	14.29%	0%
Topaz TV	8.28%	7.94%
Development Services	7.98%	0%
BOC	4.70%	2.88%
Mediatama	3.30%	2.04%
Meghbela	3.20%	0%
Singer Sri Lanka	2.18%	0.80%
Megamedia	0%	37.00%
Hutchison	0%	13.09%
HelloCorp	0%	3.28%
Other misc. customers	6.04%	7.56%
	100%	100%

Deferred Revenue - Deferred revenue represents advance payments for software licenses, services, and maintenance billed in advance of the time revenue is recognized. As at September 30, 2017 and March 31, 2017, deferred revenue was $10,654 and $16,420, respectively.

Accrued Revenue/Unbilled Accounts Receivable - Accrued revenue/Unbilled accounts receivable primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period. As at September 30, 2017 and March 31, 2017, unbilled/accrued revenues were $65,663 and $70,174, respectively.

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

September 30, 2017

(Unaudited)

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

During the six months ending on September 30, 2017 and 2016, product research and development cost of $139,020 and $196,595, respectively, were capitalized as “Intangible assets”. Product research and development costs of the “SaaS” version of “FaceTone” were also capitalized during the six months ended September 30, 2017.

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expenses were incurred during the six months ended September 30, 2017 and 2016.

Comprehensive Income

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from April 1, 2013 through September 30, 2017, includes only foreign currency translation gains (losses), and is presented in the Company’s consolidated statements of comprehensive income.

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the periods ending on September 30, 2017 and March 31, 2017 were as follows:

Foreign Currency Translation gains (losses)
Balance, March 31, 2017	$112,761
Translation rate gain for the period	(5,962)
Balance, June 30, 2017	$106,799
Translation rate loss during the period	(18,895)
Balance, September 30, 2017	$87,904

Recent Accounting Pronouncements

The Company has reviewed accounting pronouncements that were issued as of September 30, 2017 and believes that these pronouncements are not applicable to the Company, or that they will not have a material impact on the Company’s financial position or results of operations.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

September 30, 2017

(Unaudited)

Note 4 – Accounts Receivable

Following is a summary of accounts receivable as at September 30, 2017 and March 31, 2017;

	September 30, 2017	March 31, 2017
Accounts receivable – Trade	$797,782	$754,783
Less: Provision for doubtful debts	(212,194)	(133,113)
	$585,588	$621,670

At September 30, 2017 and March 31, 2017, the Company had following concentrations of accounts receivable with customers:

Customer	September 30, 2017	March 31, 2017
Megamedia	57.08%	63.68%
DEN Networks	16.68%	15.99%
Topas	7.56%	7.24%
Commercial Bank	5.03%	0%
Dish Media	3.80%	5.88%
Bank of Ceylon	3.11%	0%
Mediatama	1.78%	1.29%
Meghbela	1.33%	0.74%
MediaNet	0.90%	1.14%
Sri Lanka Telecom	0.74%	1.42%
Other receivables	1.98%	2.62%
	100%	100%

Note 5 – Prepaid Expenses and Other Current Assets

Following is a summary of prepaid expenses and other current assets as at September 30, 2017 and March 31, 2017;

	September 30, 2017	March 31, 2017
Security deposits	$18,711	$29,621
WHT receivable	194,037	201,362
Staff loan and advances	-	100
Travel advance	57	295
Supplier advance	3,481	4,398
ESC receivable	5,786	5,826
Insurance prepayment	356	1,435
Prepayments	18,601	10,580
Prepayment for other professional services	1,315,793	-
Other receivables	9,523	3,759
	$1,566,345	$257,376

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

September 30, 2017

(Unaudited)

Note 6 – Property and Equipment

Following table illustrates net book value of property and equipment as at September 30, 2017 and March 31, 2017;

	September 30, 2017	March 31, 2017
Office equipment	$9,399	$9,465
Furniture & fittings	138,409	139,377
Computer equipment (Data Processing Equipment)	128,623	131,909
Improvements to lease hold assets	1,881	1,894
Website Development	13,682	13,768
	291,994	296,413
Accumulated depreciation and amortization	(258,304)	(248,326)
Net fixed assets	$33,690	$48,087

Depreciation and amortization expense for the Six months ended September 30, 2017 and 2016 was $14,143 and $49,650, respectively.

Note 7 – Intangible Assets

Intangible assets comprise of capitalization of certain costs pertaining to product development, which meet the criteria as set forth above under Note 3. Following table illustrates the movement in intangible assets as at September 30, 2017 and March 31, 2017:

	September 30, 2017	March 31, 2017
Opening Balance	$580,899	$382,352
Add: Costs capitalized during the year	139,020	365,216
Less: Amount Written-off	(56,114)	(147,326)
Translational gain	(5,154)	(19,343)
Net Intangible Assets	$658,651	$580,899

Note 8 – Short Term Borrowings

Following is a summary of short-term borrowings as at September 30, 2017 and March 31, 2017;

	September 30, 2017	March 31, 2017
PAN Asia Bank – Short term overdraft	$480,758	$460,088
Prosperous Capital	8,934	8,997
Commercial bank	11,564	4,753
	$501,256	$473,838

Bank overdraft facility, obtained from Pan Asia Banking Corporation PLC, contains an average interest rate of 15.55% per annum.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

September 30, 2017

(Unaudited)

Note 9 – Due to Related Parties

Due to Related Parties – Short term

From time to time, the Company receives advances from related parties such as officers, directors or principal shareholders in the normal course of business. Loans and advances received from related parties are unsecured and non-interest bearing. Balances outstanding to these persons for less than 12 months are presented under current liabilities in the accompanying consolidated financial statements. As of September 30, 2017 and March 31, 2017, the Company owed directors $572,047 and $361,785, respectively.

Due to Related Parties – Long term

Balances outstanding to related parties for more than 12 months are presented under long-term liabilities in the accompanying consolidated financial statements. As of September 30, 2017 and March 31, 2017, the Company owed directors $1,177,373 and $1,168,866, respectively.

Note 10 – Taxes Payable

The taxes payable comprise of items listed below as at September 30, 2017 and March 31, 2017;

	September 30, 2017	March 31, 2017
PAYE	$95,799	$73,611
VAT payable	-	14
Stamp Duty Payable	39	48
Tax payable	6,712	8,996
	$102,550	$82,669

Note 11 – Accruals and Other Payables

Following is a summary of accruals and other payables as at September 30, 2017 and March 31, 2017;

	September 30, 2017	March 31, 2017
Audit fee payable	$17,705	$20,906
Accruals	7,063	81,696
Other payables	79,137	67,144
	$103,905	$169,746

Note 12 – Cost of Revenue

Following is the summary of cost of revenue for the six months ending September 30, 2017 and 2016;

	September 30, 2017	September 30, 2016
Purchases	$23,178	$19,696
Implementation cost	15,575	22,904
Product development cost written off	56,114	69,996
Consultancy, contract basis employee cost	7,468	19,007
Support services	34,723	10,721
Development services	21,361	-
Other external services	3,250	-
	$161,669	$142,324

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

September 30, 2017

(Unaudited)

Note 13 – General and Administrative Expenses

Following is the summary of general and administrative expenses for the six months ending September 30, 2017 and 2016;

	September 30, 2017	September 30, 2016
Directors remuneration	$75,952	$52,741
EPF	22,125	23,607
ETF	5,531	5,902
Bonus	-	24,961
Vehicle allowance	18,842	28,614
Staff welfare	6,578	8,748
Penalties / Late payment charges	817	2,951
Office rent	35,684	35,892
Electricity charges	7,822	8,214
Office maintenance	6,057	8,164
Telephone charges	5,232	6,793
Travelling expense	1,633	1,718
Audit fee	5,138	2,564
Printing and stationery	420	886
Office expenses	986	1,252
Computer maintenance	2,699	3,697
Internet charges	6,530	6,634
Courier and postage	396	418
Security charges	1,854	1,696
Training and development	-	130
Insurance expense	1,046	1,172
Professional fees	10,015	25,372
Gratuity	3,640	-
Secretarial fees	351	411
Irrecoverable tax	20,041	23,249
Software Rentals	12,952	12,993
Other professional services	5,145	219,650
Consulting fee	51,300	-
Transfer agent fees	865	1,235
Filling fee and subscription	3,933	2,756
Stamp duty expenses	852	451
Legal fee	4,500	1,005
Investor relations	4,395	-
Other expenses	1,493	350
	$324,824	$514,226

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

September 30, 2017

(Unaudited)

Note 14 – Selling and Distribution Expenses

Following is the summary of selling and distribution expenses for the six months ending on September 30, 2017 and 2016;

	September 30, 2017	September 30, 2016
Marketing Expenses	$444	$570
Vehicle hire charges	3,108	3,221
Foreign Travel	-	424
Vehicle Running Expense	2,331	2,416
	$5,883	$6,631

Note 15 - Equity

(A)	Common Stock

As at September 30, 2017, the Company had 90,000,000 authorized shares of common stock having a par value of $0.001. The shares of Common Stock are designated with the following rights:

●	Voting rights: Common shareholders can attend at annual or special meeting of shareholders to cast vote or use a proxy.

●	Right to elect board of directors: Common shareholders control the Company through their right to elect the Company’s board of directors.

●	Right to share income and assets: Common shareholders have the right to share the Company’s earnings equally on a per share basis in the form of dividends. Similarly, in the event of liquidation, shareholders have claims on assets that remain after meeting the obligations to pay accrued taxes, accrued salary and wages, creditors including bondholders (if any) and preferred shareholders. Thus, common shareholders are residual claimants of the Company’s income and assets.

During the six months ended September 30, 2017, the Company issued following common shares:

Date	Type	Shares	Valuation
06/30/2017	Stock issued to Consulting for Strategic Growth 1, Ltd.	140,000	$51,800
08/23/2017	Stock issued to Maxim Partners LLC.	1,391,816	$1,043,862
08/23/2017	Stock issued to Dayspring Capital LLC.	947,371	$710,528
09/18/2017	Stock issued to Consulting for Strategic Growth 1, Ltd.	70,000	$52,500

(B)	Preferred Stock

As at September 30, 2017, the Company had 10,000,000 authorized series “A” preferred shares having a par value of $0.001 per share. The preferred shares are designated with the following conversion rights:

●	One preferred share will convert into ten (10) common shares no earlier than 12 months and 1 day after the issuance.

During the six months ended September 30, 2017, the Company has not issued any new preferred shares.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

September 30, 2017

(Unaudited)

Note 16 - Commitments and Contingencies

The Company consults with legal counsel on matters related to litigation and other experts both within and outside the Company with respect to matters in the ordinary course of business. The Company does not have any contingent liabilities in respect of legal claims arising in the ordinary course of business.

Duo entered into a lease commitment for its Sri Lanka office amounting to $119,119 with Happy Building Management Company for a period of 3 years in 2016. Duo entered into another lease commitment for its Indian office amounting to $1,248 on April 1, 2017 with Regus Office Center Services Pvt. Limited for a period of 1 year.

Guarantee provided by the company existed on the balance sheet date are as follows:

Date	Description	Amount
09/23/2011	Performance Bond for BOC Tender	$9,940
05/15/2013	Guarantee for Lanka Clear	2,089
07/31/2014	Guarantee for SLT	563
08/10/2015	Guarantee for LOLC	1,588
		$14,180

The company has not provided any guarantees other than those mentioned above.

Note 17 - General

Figures have been rounded off to the nearest dollar and the comparative figures have been rearranged / reclassified, wherever necessary, to facilitate comparison.

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

Our MD&A is comprised of the following sections:

A. Business Overview

B. Critical Accounting Policies

C. Results of operations for the three months ended September 30, 2017 and September 30, 2016

D. Results of operations for the six months ended September 30, 2017 and September 30, 2016

E. Financial condition as at September 30, 2017 and March 31, 2017

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

Effective December 3, 2014, DSSL and DSS executed a reverse recapitalization with Duo. Duo (“Successor”) is a holding company that conducts operations through its wholly-owned subsidiaries, DSSL and DSS (“Predecessors”) in Sri Lanka, Singapore and India. The consolidated entity is referred to as the “Company.” The Company, having its development center in Colombo, Sri Lanka, specializes in the space of Communication and Collaboration Platform & Customer Life Cycle Management, Subscriber Management Billing, Business Intelligence and Workflow Management in the Asia Pacific Region. Driven by innovation, Duo World has served the enterprises in many ways, including efficiency, cost reduction, revenue optimization and continuous value addition to their product or service offerings. Duo World has been in the business of developing products and services for the subscription based industry.

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

The Company typically licenses its products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the number of site installations and the number of authorized users. Currently, Duo is offering two products from which it generates its revenue; they are” “Duo Subscribe” and “FaceTone.” Currently company is not marketing its old product “Duo CLM” and also it has updated Duo CLM” customers with “FaceTone” which is the new version introduced replacing “Duo CLM”. Duo sells its software licenses of FaceTone along with software implementation and annual maintenance services under an agreement with various clients. The Company raises invoices on key milestone basis as defined in the agreement with the customer. Revenue recognition is based on stage of completion.

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

C.	Results of operations for the three months ended September 30, 2017 and September 30, 2016:

The Company had revenues amounting to $170,326 and $312,390, respectively, for three months ended September 30, 2017 and September 30, 2016. Following is a breakdown of revenues for both periods:

	September 30, 2017	September 30, 2016	Changes

DuoSubscribe	$115,983	$230,805	$(114,822)
FaceTone	35,223	4,791	30,432
DuoCLM	-	74,032	(74,032)
Software hosting and reselling - FaceTone (Beta/testing version)	4,011	2,762	1,249
Development services	15,109	-	15,109
	$170,326	$312,390	$(142,064)

Total revenue for the three months ended September 30, 2017 decreased by 45% when compared to September 30, 2016. The decrease is mainly due to the drop in revenue generated by the legacy products, DuoCLM and DuoSubscribe. This is as a result of the Company’s decision to phase out the legacy products.

The Company does not market or sell DuoCLM and DuoSubscribe, as the newer products are being introduced to the market. FaceTone is an advanced version of DuoCLM and it is generating a lot of interest in the market because of its superior features and flexibility. During the three months ended September 30, 2017, revenue from FaceTone increased by 635% signifying the favorable market for the new product.

During the three months ended September 30, 2017, the Company was able to attract number of high profile and profitable customers for the product “FaceTone”. Most of these sales leads are at agreement finalization stage, and revenue would be recognized in the subsequent quarters.

Fully owned subsidiary of Duo World Inc., Duo Software won a ‘Merit Award’ at the Asia Pacific ICT Alliance (APICTA) Awards, held in December 2016 in Taipei, just months after winning ‘Gold’ and ‘Merit’ Awards at the National Best Quality Software Awards (NBQSA) for the new products.

For the three months ended September 30, 2017 and September 30, 2016, the Company had the following concentrations of revenues with customers:

Customer	September 30, 2017	September 30, 2016

A	47.74%	24.53%
B	16.87%	0%
C	9.22%	4.24%
D	8.87%	0%
E	0%	39.08%
Other misc. customers	17.30%	32.15%
	100%	100%

The total cost of sales amounted to $74,919 and $66,095 for the three months ended September 30, 2017 and September 30, 2016, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	September 30, 2017	September 30, 2016	Change

Purchases	$11,927	$12,174	$(247)
Implementation and onsite support cost	6,373	12,150	(5,777)
Product development cost written off	28,730	23,975	4,755
Consultancy, contract basis employee cost	643	7,495	(6,852)
Support services	17,517	10,301	7,216
Development services	9,729	-	9,729
Total cost of sales	$74,919	$66,095	$8,824

Cost of sales has marginally increased by 13% in the three months ended September 30, 2017 when compared to the three months ended September 30, 2016. Cost of development services was the main contributor to the increase in cost of sales.

The gross income for the three months ended September 30, 2017 and September 30, 2016 amounted to $95,407 and $246,295, respectively.

The total operating expenditures amounted to $765,742 and $312,007 for the three months ended September 30, 2017 and September 30, 2016, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	September 30, 2017	September 30, 2016	Change

Research and development	$-	$12,615	$(12,615)
General and administrative	176,256	128,714	47,542
Salaries and benefits	93,754	113,360	(19,606)
Selling and distribution	2,828	3,317	(489)
Professional services - Investment advisory	438,598	-	438,598
Depreciation	6,288	8,701	(2,413)
Amortization of web site development	383	480	(97)
Allowance for bad debts	47,635	44,820	2,815
Total operating expenses	$765,742	$312,007	$453,735

Following are the main reasons for the variances in operating expenses of the Company:

Research and Development

The Company has not incurred research and development costs during the three months ended September 30, 2017, as all of our products have passed through the research and development phase. Whereas during the three months ended September 30, 2016, the Company incurred $12,615 as research and development expense.

General and Administrative Cost

During the three months ended September 30, 2017, general and administrative cost increased by $47,542 when compared to the same period in 2016.

The main contributor for the increase was $42,750 paid as consultancy fee to the Investor Relations firm during the three months ended September 30, 2017.

Salaries and benefits

Salaries and benefits decreased by 17% during the three months ended September 30, 2017 as the total number of staff was reduced when compared to the same period in 2016. The Company moved toward outsourcing of non-core activities and this lead to a general decrease in the number of permanent staff.

Selling and distribution

During the period ended September 30, 2017, marketing expenses marginally decreased by 15% as the Company only marketed one product (FaceTone) and that too within Sri Lanka only, as a test market before the product is marketed in other countries.

Professional services – Investment advisory

Company incurred a cost of $438,598 on account of agreement signed in July 2017, for the procurement of investment advisory services over a period of one year.

Depreciation and Amortization expense

Depreciation and amortization expense had decreased by 27% during the 3 months ended September 30, 2017, when compared to the three months ended September 30, 2016.

Allowance for bad debts

Allowance for bad debts has marginally increased by $2,815 during the three months ended September 30, 2017, when compared to the three months ended September 30, 2016.

The loss from operations for the three months ended September 30, 2017 and September 30, 2016 amounted to $670,335 and $65,712, respectively.

The Company’s other income and (expense) for the three months ended September 30, 2017 and September 30, 2016 amounted to $(22,153) and $21, respectively. The following table sets forth the Company’s other income and (expense) analysis for both periods:

	September 30, 2017	September 30, 2016	Change

Interest expense	$(18,305)	$(5,484)	$(12,821)
Other income	18	21	(3)
Bank charges	(1,095)	(524)	(571)
Exchange gain/ (loss)	(2,771)	6,008	(8,779)
Total other income (expenses)	$(22,153)	$21	$(22,174)

Other expenditures increased by $22,174 in the three months ended September 30, 2017, when compared to the three months ended September 30, 2016. The main reasons for this increase were the increase in interest cost and foreign exchange losses.

The loss before provision for income taxes for the three months ended September 30, 2017 and September 30, 2016 amounted to $692,488 and $65,691, respectively.

The net loss for the three months ended September 30, 2017 and September 30, 2016 amounted to $692,488 and $65,691, respectively.

The Company’s comprehensive loss for the three months ended September 30, 2017 and September 30, 2016 amounted to $711,383 and $60,114, respectively.

Comprehensive Income / (Loss):	September 30, 2017	September 30, 2016
(Loss) / gain on foreign currency translation	$(18,895)	$5,577
Net loss	(692,488)	(65,691)
Comprehensive loss	$(711,383)	$(60,114)

At September 30, 2017 and March 31, 2017, the Company had 41,116,654 and 38,567,467 common shares issued and outstanding, respectively. The weighted average number of shares for the three months ended September 30, 2017 and September 30, 2016 was 39,682,783 and 38,567,467, respectively. The loss per share for both periods was $(0.02) per share and $(0.00) per share, respectively.

D.	Results of operations for the six months ended September 30, 2017 and September 30, 2016:

The Company had revenues amounting to $381,138 and $641,117, respectively, for six months ended September 30, 2017 and September 30, 2016. Following is a breakdown of revenues for both periods:

	September 30, 2017	September 30, 2016	Changes

DuoSubscribe	$254,325	$491,697	$(237,372)
FaceTone	89,668	4,790	84,878
DuoCLM	-	139,377	(139,377)
Software hosting and reselling - FaceTone (Beta/testing version)	6,730	5,253	1,477
Development services	30,415	-	30,415
	$381,138	$641,117	$(259,979)

Total revenue for the six months ended September 30, 2017 has decreased by 41% when compared to six months ended September 30, 2016. This decrease is mainly due to the reduction in revenue generated by DuoSubscribe and DuoCLM as the company stopped marketing the two legacy software products.

FaceTone, the advanced version of DuoCLM, has already attracted the potential market due to its unique features and flexibility. It is evidenced by the increase of revenue generated by FaceTone by $84,878 during the six months ended September 30, 2017 when compared to the same period ended September 30, 2016.

For the six months ended September 30, 2017 and September 30, 2016, the Company had the following concentrations of revenues with customers:

Customer	September 30, 2017	September 30, 2016

A	50.03%	25.41%
B	14.29%	0%
C	8.28%	7.94%
D	7.98%	0%
E	0%	37.00%
Other misc. customers	19.42%	29.65%
	100%	100%

The total cost of sales amounted to $161,669 and $142,324 for the six months ended September 30, 2017 and 2016, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	September 30, 2017	September 30, 2016	Change

Purchases	$23,178	$19,696	$3,482
Implementation and onsite support cost	15,575	22,904	(7,329)
Product development cost written off	56,114	69,996	(13,882)
Consultancy, contract basis employee cost	7,468	19,007	(11,539)
Support services	34,723	10,721	24,002
Development services	21,361	-	21,361
Other external services	3,250	-	3,250
Total cost of sales	$161,669	$142,324	$19,345

Cost of sales marginally increased by $19,345 during the six months ended September 30, 2017 when compared to the six months ended September 30, 2016. Cost of development services and the increase in the cost of support services were the main contributors to the increase in cost of sales.

The gross income for the six months ended September 30, 2017 and 2016 amounted to $219,469 and $498,793, respectively.

The total operating expenditures amounted to $1,039,690 and $843,813 for the six months ended September 30, 2017 and 2016, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	September 30, 2017	September 30, 2016	Change

Research and development	$-	$19,626	$(19,626)
General and administrative	324,824	514,226	(189,402)
Salaries and benefits	178,005	208,860	(30,855)
Selling and distribution	5,883	6,631	(748)
Professional services - Investment advisory	438,598	-	438,598
Depreciation	13,379	48,424	(35,045)
Amortization of web site development	764	1,226	(462)
Allowance for bad debts	78,237	44,820	33,417
Total operating expenses	$1,039,690	$843,813	$195,877

Following are the main reasons for the variances in operating expenses of the Company:

Research and Development

The Company has not incurred research and development cost during the six months ended September 30, 2017, as all of our products have passed through the research and development phase. Whereas during the six months ended September 30, 2016, the Company incurred $19,626 as research and development expense.

General and Administrative Cost

The general and administrative expenditure has decreased by 37% in the six months ended September 30, 2017 when compared with six months ended September 30, 2016. The main reason for the decrease is due to the reduction in the professional fees paid to consultants and auditors for the purpose of filing Form S-1 Registration Statement, during the six months ended September 30, 2017, when compared with the same period in 2016.

Salaries and benefits

Salaries and benefits decreased by 15% during the six months ended September 30, 2017 as the total number of staff was reduced when compared to the same period in 2016. The Company moved toward outsourcing of non-core activities and this lead to a general decrease in the number of permanent staff.

Selling and distribution

There is a decrease of 11% on account of expenditure incurred for selling and distribution activities during the six months ended September 30, 2017, when compared with the six months ended September 30, 2016. The company reduced marketing activities during the six months ended September 30, 2017, as it is pooling all of the resources for the launch of the new products during the two succeeding quarters.

Professional services – Investment advisory

Company incurred a cost of $438,598 on account of agreement signed in July 2017, for investment advisory services over a period of one year.

Depreciation and amortization of web site development

Depreciation and amortization expense has decreased by 72% during the six months ended September 30, 2017, when compared to the six months ended September 30, 2016. Since April 1, 2016 the Company has changed its accounting policies on useful life of computer equipment and web site development cost and the effect on changing the accounting policies were reflected during the six months ended September 30, 2016.

Allowance for bad debts

Allowance for bad debts increased by $33,417 during the six months ended September 30, 2017 when compared to the six months ended September 30, 2016.

The loss from operations for the six months ended September 30, 2017 and 2016 amounted to $820,221 and $345,020, respectively.

The Company’s other income and (expenses) for the six months ended September 30, 2017 and 2016 amounted to $(34,140) and $(3,299), respectively. The following table sets forth the Company’s other income and (expenses) analysis for both periods:

	September 30, 2017	September 30, 2016	Change

Interest expense	$(36,156)	$(10,476)	$(25,680)
Gain on disposals of property and equipment	32	-	32
Other income	620	245	375
Bank charges	(2,089)	(1,728)	(361)
Exchange gain	3,453	8,660	(5,207)
Total other income (expenses)	$(34,140)	$(3,299)	$(30,841)

Other expenses increased by $30,841, during the six months ended September 30, 2017, when compared with the six months ended September 30, 2016. This increase was mainly due to the increase in interest expense during the six months ended September 30, 2017.

The loss before provision for income taxes for the six months ended September 30, 2017 and 2016 amounted to $854,361 and $348,319, respectively.

The net loss for the six months ended September 30, 2017 and 2016 amounted to $854,361 and $348,319, respectively.

The Company’s comprehensive loss for the six months ended September 30, 2017 and 2016 amounted to $879,217 and $333,315, respectively.

Comprehensive Loss:	September 30, 2017	September 30, 2016
Unrealized foreign currency translation (loss)\ gain	$(24,856)	$15,004
Net loss	(854,361)	(348,319)
Comprehensive loss	$(879,217)	$(333,315)

At September 30, 2017 and March 31, 2017, the Company had 41,116,654 and 38,567,467 common shares issued and outstanding, respectively. The weighted average number of shares for the six months ended September 30, 2017 and September 30, 2016 was 39,128,172 and 38,498,096, respectively. The loss per share for both periods was $(0.02) per share and $(0.01) per share, respectively.

E.	Financial condition as at September 30, 2017 and March 31, 2017:

Assets:

The Company reported total assets of $2,963,532 and $1,634,154 as at September 30, 2017 and March 31, 2017, respectively. 53% of these total assets include prepaid expenses and other current assets, 22% of total assets comprise intangible assets and 20% of total assets include net accounts receivables of the Company. Our property and equipment include office equipment, computer equipment (Data Processing Equipment), furniture and fittings, web site developments and improvement to lease- hold assets having a total net book value of $33,690 and $48,087 as at September 30, 2017 and March 31, 2017, respectively. We also had a deferred tax asset of $30,864 as at March 31, 2017 which now totals $30,596 as at September 30, 2017. Furthermore, our current assets at March 31, 2017 totaled $974,304 and at September 30, 2017, these current assets amounted to $2,240,595 comprised of cash of $22,999, accounts receivable of $585,588, prepaid and other current assets of $1,566,345 and accrued revenue of $65,663.

Liabilities:

The Company had total liabilities of $3,400,892 and $3,050,987 as at September 30, 2017 and March 31, 2017, respectively. Long term liabilities include balances owed to related parties which are outstanding for more than 12 months. Our current liabilities at March 31, 2017 totaled $1,882,121. We have seen an increase of 18% in current liabilities amounting to $341,398, making total current liabilities of $2,223,519 as at September 30, 2017. These mainly include short term third party debt, payroll liabilities, payable to related parties, deferred revenue, taxes payable, accrued liabilities and our day to day operational creditors.

Stockholder’s Deficit:

At March 31, 2017, the Company had stockholders´ deficit of $1,416,833. At September 30, 2017, the Company had stockholders´ deficit of $437,360, which represents a decrease of 69%.

The Company had 41,116,654 and 38,567,467 shares issued and outstanding at September 30, 2017 and March 31, 2017, respectively.

F.	Liquidity and capital reserves:

The Company had loss from operations of $670,335 and $820,221 for the three and six months ended September 30, 2017 respectively; a total other expense amounting to $22,153 and $34,140 for the three and six months ended September 30, 2017, respectively; and a net loss of $692,488 and $854,361 for the three and six months ended September 30, 2017, respectively.

In summary, our cash flows for the six months ended September 30, 2017 and September 30, 2016 were as follows:

	September 30, 2017	September 30, 2016
Net cash provided by / (used in) operating activities	$147,845	$38,942
Net cash used in investing activities	(139,367)	(205,952)
Net cash provided by financing activities	-	67,804

Since inception, we have financed our operations primarily through internally generated funds and the use of our lines of credit with several financial institutions. We had $22,999 in cash; net cash provided by operations of $147,845, for the six months ended September 30, 2017; working capital of $17,076 and stockholders´ deficit of $437,360 as of September 30, 2017.

G.	Milestones for next twelve months (2017-2018):

Our specific plan of operations and milestones through September 2018 are as follows:

1)	Product Development and Launch:

We intend to commercially launch the new cloud based, SaaS products: FaceTone, DigIn, CloudCharge and Smoothflow.

2)	Expansion:

a)	Geographical Expansion

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

Our management intends to:

●	Continue to empower and create value for our human capital;

●	Encourage disruptive technologies;

●	Provide greater opportunities for knowledge sharing; and

●	Sponsor and motivate learning and adoption of new technologies.

d)	Infrastructure

We plan to increase our infrastructure in order to:

●	Facilitate the increase in software development teams supporting R&D and Product Development;

●	Expand our Global Support Center to cater to the increase in customer base, and increase in our product lines;

●	Set up a smaller software development center outside of Sri Lanka, which would also be used as a disaster recovery center in the event our development center in Sri Lanka becomes incapacitated due to unforeseen events.

e)	Financial Performance

We intend to provide value for all our shareholders by:

●	Increasing profitability and free cash flow;

●	Efficiently managing the use of capital;

●	Raising capital and expanding our operations;

●	Uplisting to OTCQB;

●	Capitalizing and maximizing on the high growth opportunities in the market;

●	Providing a robust and steady capital appreciation; and

●	Providing options to realize gains.

f)	Corporate Social Responsibility

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

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have issued below shares of common stock during the three months ended September 30, 2017

Name and Address of the Beneficial Owner	Number of Shares	Date of Issue

Maxim Partners, LLC 405, Lexington Avenue, 2nd Floor, New York NY 10174, USA	1,391,816	August 23, 2017

Dayspring Capital, LLC 112, Nottingham Road, Suite B Bedford Hills, New York NY 10507, USA.	947,371	August 23, 2017

Consulting for Strategic Growth 1, Ltd. 880, 3rd Avenue, 06th Floor, New York NY 10022, USA.	70,000	September 18, 2017

We have not issued any preferred stock during three months ended September 30, 2017.

The above shares were issued in reliance on the exemption from registration afforded by Section 4.(a).(2) of the Securities Act of 1933, as amended.

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

DUO WORLD, INC.

Date: November 13, 2017	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2017	/s/ Suzannah Jennifer Samuel Perera
Suzannah Jennifer Samuel Perera
Chief Financial Officer
(Principal Accounting and Financial Officer)

