Form 10-Q
period 2017-12-31
DUO WORLD INC
filed 2018-02-14
CIK 1635136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 14, 2018, there were 52,659,154 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Duo World, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2017

(Unaudited)

F-1

CONTENTS

Page(s)

Consolidated Balance Sheets - December 31, 2017 (unaudited) and March 31, 2017	F-3

Consolidated Statements of Operations and Comprehensive Income / (Loss) for the three and nine months ended December 31, 2017 and December 31, 2016 (unaudited)	F-4

Consolidated Statements of Cash Flows for the nine months ended December 31, 2017 and December 31, 2016 (unaudited)	F-5

Notes to the Consolidated Financial Statements (unaudited)	F-6 – F-17

Duo World, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2017	March 31, 2017
	(Un-audited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$20,748	$25,084
Accounts receivable – trade	572,363	621,670
Prepaid expenses and other current assets	1,156,687	257,376
Accrued Revenue	63,928	70,174
Total Current Assets	1,813,726	974,304

Non Current Assets
Property and equipment, net of accumulated depreciation of $259,939 and $248,326, respectively	30,397	48,087
Intangible assets, net	702,070	580,899
Deferred taxes	31,202	30,864
Total Non Current Assets	763,669	659,850

Total Assets	$2,577,395	$1,634,154

LIABILITIES and SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$370,924	$307,616
Payroll, employee benefits, severance	479,335	284,285
Short term borrowings	562,610	473,838
Due to related parties	602,218	361,785
Payable for acquisition	185,762	185,762
Taxes payable	116,419	82,669
Accruals and other payables	107,735	169,746
Deferred revenue	46,769	16,420
Total Current liabilities	2,471,772	1,882,121

Long Term Liabilities
Due to related parties	1,184,214	1,168,866
Total Long Term liabilities	1,184,214	1,168,866

Total liabilities	$3,655,986	$3,050,987

Commitments and contingencies (Note 16)

Shareholders’ Deficit
Ordinary shares: $0.001 par value per share; 400,000,000 and 90,000,000 shares authorized; 44,750,654 and 38,567,467 shares issued and outstanding, respectively	$44,751	$38,567
Convertible series “A” preferred shares: $0.001 par value per share; 10,000,000 shares authorized; 5,136,600 and 5,500,000 shares issued and outstanding, respectively	5,137	5,500
Additional Paid in Capital	2,763,597	907,456
Accumulated deficit	(3,964,979)	(2,481,117)
Accumulated other comprehensive income	72,903	112,761
Total shareholders’ deficit	(1,078,591)	(1,416,833)

Total Liabilities and Shareholders´ Deficit	$2,577,395	$1,634,154

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended,		For the nine months ended,
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016

Revenue	$200,911	$282,385	$582,049	$923,501
Cost of revenue (exclusive of depreciation presented below)	(76,039)	(84,575)	(237,708)	(226,897)
Gross Income	$124,872	$197,810	$344,341	$696,604

Operating Expenses:
Research and development	$-	$10,461	$-	$30,088
General and administrative	134,035	146,287	458,860	660,512
Salaries and casual wages	91,077	113,514	269,082	322,374
Selling and distribution	3,527	5,937	9,410	12,567
Professional services- Investment advisory	438,598	-	877,195	-
Depreciation	5,553	7,725	18,932	56,149
Amortization of web site development	383	438	1,146	1,664
Allowance for bad debts	63,198	40,356	141,435	85,176
Total operating expenses	736,371	324,718	1,776,060	1,168,530

Loss from operations	$(611,499)	$(126,908)	$(1,431,719)	$(471,926)

Other Income (Expenses):
Interest expense	$(19,250)	$(7,409)	$(55,407)	$(17,885)
Gain on disposals of property and equipment	51	-	83	-
Other income	2,514	28	3,134	273
Bank charges	(932)	(1,005)	(3,021)	(2,733)
Exchange gain	2,885	15,029	6,338	23,689
Total other income and (expenses)	(14,732)	6,643	(48,873)	3,344

Loss before provision for income taxes	$(626,231)	$(120,265)	$(1,480,592)	$(468,582)

Provision for income taxes	-	-	-	-

Net loss	$(626,231)	$(120,265)	$(1,480,592)	$(468,582)

Basic and Diluted Loss per Share	$(0.02)	$(0.00)	$(0.04)	$(0.01)

Basic and Diluted Weighted Average Number of Shares Outstanding	41,595,863	38,567,467	39,951,984	38,521,304

Comprehensive Income (Loss):
Unrealized foreign currency translation gain (loss)	$(15,001)	$42,234	$(39,857)	$57,238
Net loss	(626,231)	(120,265)	(1,480,592)	(468,582)
Comprehensive loss	$(641,232)	$(78,031)	$(1,520,449)	$(411,344)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended,
	December 31, 2017	December 31, 2016

Cash flows from operating activities:
Loss before provision for income taxes	$(1,480,592)	$(468,582)

Adjustments to reconcile loss before provision for income taxes to cash provided by operating activities

Depreciation	20,078	57,813
Bad debts	141,435	85,176
Gain on disposals of property and equipment	(83)	-
Previous period adjustments	-	42,146
Common shares issued as payment for accrued interest	-	15,000
Common shares issued for services	1,858,690	214,600
Product development cost written off	84,844	108,172

Changes in assets and liabilities:

Accounts receivable – trade	(92,127)	(281,333)
Prepaid expenses and other current assets	(899,311)	3,873
Accrued revenue	6,246	10,473
Accounts Payable	63,308	(96,368)
Payroll, employee benefits, severance	195,050	116,401
Short term borrowings	88,772	105,848
Due to related parties	240,433	165,888
Taxes payable	33,750	30,255
Accruals and other payables	(62,011)	(4,042)
Deferred revenue	30,349	13,358

Net cash provided by operating activities	$228,831	$118,678

Cash Flows used in investing activities:

Acquisition of property and equipment	(3,458)	(10,512)
Sale proceeds of disposal of property and equipment	334	-
Addition to intangible assets	(212,748)	(294,507)

Net cash used in investing activities	$(215,872)	$(305,019)

Cash flows from financing activities:

Proceeds from issuance of common shares	-	151,001
Additional paid in capital	-	(74,197)

Net cash provided by financing activities	$-	$76,804

Effect of exchange rate changes on cash	(17,295)	48,810

Net decrease in cash	$(4,336)	$(60,727)

Cash at Beginning of Period	25,084	91,106

Cash at End of Period	$20,748	$30,379

Supplemental disclosure of cash flow information:
Cash paid for interest	$55,407	$17,885

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common shares issued for services	$1,858,690	$214,600
Accrued interest converted into common shares	$-	$15,000
Common shares issued upon conversion of preferred shares	$3,634	$-

The accompanying notes are an integral part of these consolidated financial statements.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2017

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

On December 03, 2014, Duo Software (Pvt.) Limited (DSSL) and Duo Software Pte. Limited (DSS) executed a reverse recapitalization with Duo World Inc. (Duo). Duo (Successor) is a holding company that conducts operations through its wholly owned subsidiaries DSSL and DSS (Predecessors) in Sri Lanka, Singapore and India. The consolidated entity is referred to as “the Company”. The Company, having its development center in Colombo, has been in the space of developing products and services for the subscription-based industry. The Company’s application (“DigIn”, “FaceTone”, “CloudCharge” ,“SmoothFlow”, “DuoSubscribe” and “DuoCLM”) provide solutions in the space of Data Analytics, Customer Life Cycle Management, Subscriber Billing, Work Flow and Pay-TV Subscription Billing.

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report, which contains the audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended March 31, 2017. The interim results for the period ended December 31, 2017 are not necessarily indicative of results for the full fiscal year.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $626,231 and $1,480,592 for the three and nine months ended December 31, 2017 respectively; net cash provided by operations of $228,831 and $118,678 for the nine months ended December 31, 2017 and 2016 respectively; working capital deficit of $ 658,046 and $907,817 as of December 31, 2017 and March 31, 2017 respectively; outstanding statutory dues towards employee provident fund and employee trust fund of $365,678 and $269,781 as of December 31, 2017 and March 31, 2017, respectively; and a stockholders´ deficit of $1,078,591 and $1,416,833 as of December 31, 2017 and March 31, 2017, respectively.

Operating losses during the three and nine months ended December 31, 2017 were mainly due to a one-time expenditure incurred for professional fee relating to investment advisory services.

Furthermore, the Company has entered into contracts with the clients for the products launched during the year 2016-17 and the management is confident that these projects shall generate sufficient revenues to offset the operating losses in the recent future.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2017

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

December 31, 2017

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2017 and March 31, 2017, there were no cash equivalents.

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

December 31, 2017

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

December 31, 2017

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

For the nine months ended December 31, 2017 and 2016, the Company received only cash as consideration for sale of licenses and related services rendered.

For the nine months ended December 31, 2017 and 2016, the Company had following concentrations of revenue with customers:

Customer	December 31, 2017	December 31, 2016

DEN Networks	47.57%	30.08%
Commercial Bank of Ceylon PLC	11.00%	0.00%
Topaz	8.13%	7.04%
Development services	7.47%	1.08%
LOLC	6.77%	0.00%
Mediatama	3.84%	2.55%
Meghbela	3.13%	1.47%
Bank of Ceylon	3.08%	2.00%
Megamedia	0.00%	38.51%
Hutchison	0.00%	9.09%
HelloCorp	0.00%	2.49%
Other misc. customers	9.01%	5.69%
	100.00%	100.00%

Deferred Revenue - Deferred revenue represents advance payments for software licenses, services, and maintenance billed in advance of the time revenue is recognized. As at December 31, 2017 and March 31, 2017, deferred revenue was $46,769 and $16,420 respectively.

Accrued Revenue/Unbilled Accounts Receivable - Accrued revenue/Unbilled accounts receivable primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period. As at December 31, 2017 and March 31, 2017, unbilled/accrued revenues were $63,928 and $70,174 respectively.

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

December 31, 2017

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

During the nine months ending on December 31, 2017 and 2016, product research and development cost of $212,748 and $294,507 respectively, were capitalized as “Intangible assets”. Product research and development cost of $26,370 of the “SaaS” version of “FaceTone” was capitalized during the nine months ended December 31, 2017.

Advertising Costs

The Company expenses advertising costs as incurred. The amount expensed during the nine months ended December 31, 2017 was $484 and is included in selling and distribution expense in the accompanying consolidated statements of operations. No advertising expenses were incurred during the nine months ended December 31, 2016.

Comprehensive Income

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from April 1, 2013 through December 31, 2017, includes only foreign currency translation gains (losses), and is presented in the Company’s consolidated statements of comprehensive income.

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the periods ending on December 31, 2017 and March 31, 2017 were as follows:

Foreign Currency Translation gains (losses)
Balance, March 31, 2017	$112,761
Translation rate loss during the period	(5,962)
Balance, June 30, 2017	$106,799
Translation rate loss during the period	(18,895)
Balance, September 30, 2017	$87,904
Translation rate loss during the period	(15,001)
Balance, December 31, 2017	$72,903

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which updates the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, which clarifies the guidance related to whether goods or services are distinct within the context of contract and therefore a performance obligation and the timing and pattern of revenue recognition for IP licenses. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and added some practical expedients. In December 2016, the FASB issued ASU 2016-20, Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements, which provides clarifying guidance in certain technical areas. The new standard further requires new disclosures about contracts with customers, including the significant judgments the registrant has made when applying the guidance. The standard and related amendments will be effective for financial statements issued by public companies for interim and annual reporting periods beginning after December 15, 2017. The management will be adopting the new standard effective January 1, 2018. The management does not expect that the impact of adopting the standard to be significant to our consolidated financial statements

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2017

(Unaudited)

Note 4 – Accounts Receivable

Following is a summary of accounts receivable as at December 31, 2017 and March 31, 2017;

	December 31, 2017	March 31, 2017
Accounts receivable – Trade	$849,038	$754,783
Less: Provision for doubtful debts	(276,675)	(133,113)
	$572,363	$621,670

At December 31, 2017 and March 31, 2017, the Company had following concentrations of accounts receivable with customers:

Customer	December 31, 2017	March 31, 2017
Megamedia	49.07%	63.68%
DEN Networks	15.53%	15.99%
Topas	9.39%	7.24%
LOLC	7.05%	0.00%
Commercial Bank	5.14%	0.00%
Bank of Ceylon	3.18%	0.00%
Development Services	2.86%	0.00%
Dish Media	1.88%	5.88%
Mediatama	1.75%	1.29%
Meghbela	1.41%	0.74%
Other receivables	2.73%	5.18%
	100.00%	100.00%

Note 5 – Prepaid Expenses and Other Current Assets

Following is a summary of prepaid expenses and other current assets as at December 31, 2017 and March 31, 2017;

	December 31, 2017	March 31, 2017
Security deposits	$18,766	$29,621
WHT receivable	198,839	201,362
Staff loan and advances	-	100
Travel advance	-	295
Supplier advance	3,476	4,398
ESC receivable	5,778	5,826
Insurance prepayment	-	1,435
Prepayments	48,107	10,580
Prepayment for other professional services	877,195	-
Other receivables	4,526	3,759
	$1,156,687	$257,376

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2017

(Unaudited)

Note 6 – Property and Equipment

Following table illustrates net book value of property and equipment as at December 31, 2017 and March 31, 2017;

	December 31, 2017	March 31, 2017
Office equipment	$7,318	$9,465
Furniture & fittings	140,960	139,377
Computer equipment (Data Processing Equipment)	126,513	131,909
Improvements to lease hold assets	1,879	1,894
Website Development	13,666	13,768
	$290,336	$296,413
Accumulated depreciation and amortization	(259,939)	(248,326)
Net fixed assets	$30,397	$48,087

Depreciation and amortization expense for the nine months ended December 31, 2017 and 2016 was $20,078 and $57,813 respectively. $7,098 of fully depreciated long lived assets were disposed during the nine months ended December 31, 2017.

Note 7 – Intangible Assets

Intangible assets comprise of capitalization of certain costs pertaining to product development, which meet the criteria as set forth above under Note 3. Following table illustrates the movement in intangible assets as at December 31, 2017 and March 31, 2017:

	December 31, 2017	March 31, 2017
Opening Balance	$580,899	$382,352
Add: Costs capitalized during the period	212,748	365,216
Less: Amount Written-off	(84,844)	(147,326)
Translational gain	(6,733)	(19,343)
Net Intangible Assets	$702,070	$580,899

Note 8 – Short Term Borrowings

Following is a summary of short-term borrowings as at December 31, 2017 and March 31, 2017;

	December 31, 2017	March 31, 2017
PAN Asia Bank – Short term overdraft	$480,550	$460,088
Prosperous Capital	8,922	8,997
Commercial bank	40,093	4,753
Senkadagala Finance	33,045	-
	$562,610	$473,838

Bank overdraft facility, obtained from Pan Asia Banking Corporation PLC, contains an average interest rate of 15.55% per annum.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2017

(Unaudited)

Note 9 – Due to Related Parties

Due to Related Parties – Short term

From time to time, the Company receives advances from related parties such as officers, directors or principal shareholders in the normal course of business. Loans and advances received from related parties are unsecured and non-interest bearing. Balances outstanding to these persons for less than 12 months are presented under current liabilities in the accompanying consolidated financial statements. As of December 31, 2017 and March 31, 2017, the Company owed directors $602,218 and $361,785 respectively.

Due to Related Parties – Long term

Balances outstanding to related parties for more than 12 months are presented under long-term liabilities in the accompanying consolidated financial statements. As of December 31, 2017 and March 31, 2017, the Company owed directors $1,184,214 and $1,168,866 respectively.

Note 10 – Taxes Payable

The taxes payable comprise of items listed below as at December 31, 2017 and March 31, 2017;

	December 31, 2017	March 31, 2017
PAYE	$107,712	$73,611
VAT payable	-	14
Stamp Duty Payable	36	48
Tax payable	8,671	8,996
	$116,419	$82,669

Note 11 – Accruals and Other Payables

Following is a summary of accruals and other payables as at December 31, 2017 and March 31, 2017;

	December 31, 2017	March 31, 2017
Audit fee payable	$17,089	$20,906
Accruals	30,534	81,696
Other payables	60,112	67,144
	$107,735	$169,746

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2017

(Unaudited)

Note 12 – Cost of Revenue

Following is the summary of cost of revenue for the nine months ending December 31, 2017 and 2016;

	December 31, 2017	December 31, 2016

Purchases	$38,087	$31,737
Implementation cost	20,510	32,445
Product development cost written off	84,844	108,101
Consultancy, contract basis employee cost	7,468	19,007
Support services	50,262	21,859
Other external services	6,594	7,981
Development services	29,943	5,767
	$237,708	$226,897

Note 13 – General and Administrative Expenses

Following is the summary of general and administrative expenses for the nine months ending December 31, 2017 and 2016;

	December 31, 2017	December 31, 2016
Directors remuneration	$113,781	$78,758
EPF	32,809	36,493
ETF	8,202	9,123
Bonus	-	24,961
Vehicle allowance	28,227	42,905
Staff welfare	8,693	20,176
Penalties / Late payment charges	817	4,792
Office rent	51,260	57,481
Electricity charges	10,919	12,190
Office maintenance	9,241	12,741
Telephone charges	8,137	9,304
Travelling expense	2,761	2,470
Audit fee	8,094	5,068
Printing and stationery	848	1,368
Office expenses	1,354	1,773
Computer maintenance	3,723	4,764
Internet charges	9,638	9,952
Courier and postage	689	575
Security charges	2,338	2,700
Training and development	-	170
Insurance expense	1,393	1,735
Professional fees	13,882	26,951
Gratuity	5,382	3,724
Secretarial fees	396	740
Irrecoverable tax	36,010	34,178
Software Rentals	19,176	19,372
Other professional services	5,945	224,103
Consulting fee	51,300	-
Transfer agent fees	1,010	1,235
Filling fee and subscription	4,687	4,047
Stamp duty expenses	1,123	728
Legal fee	9,403	5,505
Investor relations	5,742	-
Other expenses	1,880	430
	$458,860	$660,512

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2017

(Unaudited)

Note 14 – Selling and Distribution Expenses

Following is the summary of selling and distribution expenses for the nine months ending on December 31, 2017 and 2016;

	December 31, 2017	December 31, 2016
Marketing Expenses	$743	$1,472
Vehicle hire charges	4,681	4,810
Vehicle running expense	3,492	3,608
Foreign Travel	-	2,427
Advertisement	484	-
Visa expenses	-	250
Gifts and donations	10	-
	$9,410	$12,567

Note 15 - Equity

(A)	Common Stock

As at December 31, 2017, the Company had 400,000,000 authorized shares of common stock having a par value of $0.001. The shares of Common Stock are designated with the following rights:

●	Voting rights: Common shareholders can attend at annual or special meeting of shareholders to cast vote or use a proxy.

●	Right to elect board of directors: Common shareholders control the Company through their right to elect the Company’s board of directors.

●	Right to share income and assets: Common shareholders have the right to share the Company’s earnings equally on a per share basis in the form of dividends. Similarly, in the event of liquidation, shareholders have claims on assets that remain after meeting the obligations to pay accrued taxes, accrued salary and wages, creditors including bondholders (if any) and preferred shareholders. Thus, common shareholders are residual claimants of the Company’s income and assets.

During the nine months ended December 31, 2017, the Company issued following common shares:

Date	Type	Shares	Valuation
06/30/2017	Stock issued for services - Consulting for Strategic Growth 1, Ltd.	140,000	$51,800
08/23/2017	Stock issued for services - Maxim Partners LLC.	1,391,816	$1,043,862
08/23/2017	Stock issued for services - Dayspring Capital LLC.	947,371	$710,528
09/18/2017	Stock issued for services - Consulting for Strategic Growth 1, Ltd.	70,000	$52,500
12/19/2017	Stock issued to Yenom (Pvt) Limited.	3,634,000	$3,634

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2017

(Unaudited)

In December 2017, the Board of Directors approved the “Duo World, Inc. 2017 Employee Stock Ownership Plan” and reserved an aggregate of 9,611,665 shares of common stock for issuance thereunder.

(B)	Preferred Stock

As at December 31, 2017, the Company had 10,000,000 authorized series “A” preferred shares having a par value of $0.001 per share. The preferred shares are designated with the following conversion rights:

●	One preferred share will convert into ten (10) common shares no earlier than 12 months and 1 day after the issuance.

On December 19, 2017, 363,400 convertible series “A” preferred shares were converted into 3,634,000 common stock at par at a ratio of one preferred share to ten common shares.

During the nine months ended December 31, 2017, the Company has not issued any new preferred shares.

Note 16 - Commitments and Contingencies

The Company consults with legal counsel on matters related to litigation and other experts both within and outside the Company with respect to matters in the ordinary course of business. The Company does not have any contingent liabilities in respect of legal claims arising in the ordinary course of business.

Duo entered into a lease commitment for its Sri Lanka office amounting to $118,961 with Happy Building Management Company for a period of 3 years in 2016. Duo entered into another lease commitment for its Indian office amounting to $1,273 on April 1, 2017 with Regus Office Center Services Pvt. Limited for a period of 1 year.

Guarantee provided by the company existed on the balance sheet date are as follows:

Date	Description	Amount
09/23/2011	Performance Bond for BOC Tender	$9,927
05/15/2013	Guarantee for Lanka Clear	2,086
07/31/2014	Guarantee for SLT	562
08/10/2015	Guarantee for LOLC	1,586
		$14,160

The company has not provided any guarantees other than those mentioned above.

Note 17 – Subsequent Events

On January 2, 2018, the Company awarded 6,542,500 shares of common stock to various employees, including 1,750,000 shares of common stock to two of the Company’s executive officers, 1,500,000 shares to Suzannah Jennifer Samuel Perera, Chief Finance Officer, and 250,000 shares to Mahmud Riad Ameen, Legal Director. The aggregate value of the 6,542,500 shares awarded was $3,042,262.50 in non-cash compensation.

On January 12, 2018, 136,600 shares of convertible Series “A” Preferred Stock were converted into 1,366,000 common stock at par at a ratio of one preferred share to ten common shares.

Note 18 - General

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

Our MD&A is comprised of the following sections:

A. Business Overview

B. Critical Accounting Policies

C. Results of operations for the three months ended December 31, 2017 and December 31, 2016

D. Results of operations for the nine months ended December 31, 2017 and December 31, 2016

E. Financial condition as at December 31, 2017 and March 31, 2017

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

Effective December 3, 2014, DSSL and DSS executed a reverse recapitalization with Duo. Duo (“Successor”) is a holding company that conducts operations through its wholly-owned subsidiaries, DSSL and DSS (“Predecessors”) in Sri Lanka, Singapore and India. The consolidated entity is referred to as the “Company.” The Company, having its development center in Colombo, Sri Lanka, specializes in the space of Customer Life Cycle Management & Contact Center solutions and Subscriber Management Billing and Business Intelligence in the Asia Pacific Region. Driven by innovation, Duo World has served the enterprises in many ways, including efficiency, cost reduction, revenue optimization and continuous value addition to their product or service offerings. Duo World has been in the business of developing products and services for the subscription based industry.

Our authorized capital consists of 410,000,000 shares, including 400,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value.

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

The Company typically licenses its products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the number of site installations and the number of authorized users. Currently, Duo is offering two main products from which it generates its revenue; they are “Duo Subscribe” and “FaceTone.” Duo sells its software licenses along with software implementation and annual maintenance services under an agreement with various clients. The Company raises invoices on key milestone basis as defined in the agreement with the customer. Revenue recognition is based on stage of completion basis. Revenues from consulting, development and training services are typically recognized as the services are performed.

The company has also commenced launching ‘FaceTone’ as a hosted solution, by signing reseller partnership agreements with the leading Telecommunication and Broadband Service providers. FaceTone is being offered to the Small and Medium Enterprises (SME’s) by the Service Providers for a fixed monthly subscription depending on the number of licenses and options.

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

C.	Results of operations for the three months ended December 31, 2017 and December 31, 2016:

The Company had revenues amounting to $200,911 and $282,385, respectively, for three months ended December 31, 2017 and December 31, 2016. Following is a breakdown of revenues for both periods:

	December 31, 2017	December 31, 2016	Changes

DuoSubscribe	$121,469	$261,548	$(140,079)
FaceTone	60,680	3,178	57,502
DuoCLM	-	5,590	(5,590)
Software hosting and reselling- FaceTone	5,698	2,139	3,559
Development services	13,064	9,930	3,134
	$200,911	$282,385	$(81,474)

Total revenue for the three months ended December 31, 2017 decreased by 29% when compared to December 31, 2016. The decrease is mainly due to the drop in revenue generated by our products, DuoCLM and DuoSubscribe, as these products are being phased out and the Company is focusing on new products.

The Company is no longer marketing DuoCLM and DuoSubscribe, as the newer products are being introduced to the market. FaceTone is an advanced version of DuoCLM, and has been successful in converting many sales leads in to signed contracts during the last quarter. Revenue on the new contracts have either not been recognized (if implementation had not begun) or recognized in minimum (if work completed is below the milestone).

Even though the revenue for the three months ended December 31, 2017 has decreased when compared to the three months ended December 31, 2016, there is a growth of 18% when compared to the three months ended September 30, 2017. The company is confident this trend will continue to increase in greater percentage in the subsequent quarters.

The following table illustrates the comparison between the revenue for the three months ended December 31, 2017 and September 30, 2017.

	December 31, 2017	September 30, 2017	Changes

DuoSubscribe	$121,469	$115,983	$5,486
FaceTone	60,680	35,223	25,457
Software hosting and reselling - FaceTone	5,698	4,011	1,687
Development services	13,064	15,109	(2,045)
	$200,911	$170,326	$30,585

The total increase of 72% in revenue from FaceTone signifies favorable market acceptance of the product.

During the period ended December 31, 2017, the Company entered into a software license agreement to implement FaceTone to one of the largest and most diversified conglomerate in Sri Lanka.

In addition, fully owned subsidiary of Duo World Inc., Duo Software won a ‘Merit Award’ at the Asia Pacific ICT Alliance (APICTA) Awards, held in December 2016 in Taipei, just months after winning ‘Gold’ and ‘Merit’ Awards at the National Best Quality Software Awards (NBQSA) for the new products.

For the three months ended December 31, 2017 and December 31, 2016, the Company had the following concentrations of revenues with customers:

Customer	December 31, 2017	December 31, 2016

A	42.91%	40.68%
B	19.61%	0%
C	0%	41.95%
D	7.85%	5.02%
Other misc. customers	29.63%	12.35%
	100%	100%

The total cost of sales amounted to $76,039 and $84,575 for the three months ended December 31, 2017 and December 31, 2016, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	December 31, 2017	December 31, 2016	Change

Purchases	$14,909	$12,041	$2,868
Implementation and onsite support cost	4,935	9,541	(4,607)
Product development cost written off	28,730	38,105	(9,375)
Support services	15,539	11,138	4,401
Other external services	3,344	7,982	(4,637)
Cost of development services	8,582	5,768	2,814
Total cost of sales	$76,039	$84,575	$(8,536)

Cost of sales marginally decreased by $8,536 (10%) in the three months ended December 31, 2017 when compared to the three months ended December 31, 2016. Reduction in product development cost written off, implementation and onsite support cost and other external services were the main contributors to the decrease in cost of sales.

The gross income for the three months ended December 31, 2017 and December 31, 2016 amounted to $124,872 and $197,810, respectively.

The total operating expenditure amounted to $736,371 and $324,718 for the three months ended December 31, 2017 and December 31, 2016, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	December 31, 2017	December 31, 2016	Changes

Research and development	$-	$10,461	$(10,461)
General and administrative	134,035	146,287	(12,252)
Salaries and casual wages	91,077	113,514	(22,437)
Selling and distribution	3,527	5,937	(2,410)
Professional services- Investment advisory	438,598	-	438,598
Depreciation	5,553	7,725	(2,172)
Amortization of web site development	383	438	(55)
Allowance for bad debts	63,198	40,356	22,842
Total operating expenses	$736,371	$324,718	$411,653

Following are the main reasons for the variances in operating expenses of the Company:

Research and Development

The Company has not incurred research and development cost during the three months ended December 31, 2017, as all of our products have passed through the research and development phase. Whereas during the three months ended December 31, 2016, the Company incurred $10,461 as research and development expense.

General and Administrative Cost

During the three months ended December 31, 2017, general and administrative cost declined by $12,252 (8%) when compared to the same period in 2016, mainly due to reduction in dispensable expenses.

Salaries and benefits

Salaries and benefits decreased by 20% during the three months ended December 31, 2017 as there was a reduction in the total number of staff when compared to the same period in 2016. The Company moved toward outsourcing of non-core activities and this lead to a general decrease in the number of permanent staff.

Selling and distribution

During the period ended December 31, 2017, marketing expenses marginally decreased as the Company only marketed one product (FaceTone) and that too only in Sri Lanka, as a test market before the product is marketed in other countries

Professional services – Investment advisory

Company incurred a cost of $438,598 for the three months ended December 31, 2017, 60% of the total operating cost on account of agreement signed in July 2017, for investment advisory services. Below table illustrates the impact of Professional services- Investment advisory on the total operating expenditure for the three months ended December 31, 2017 and 2016.

	December 31, 2017	December 31, 2016

Professional services- Investment advisory	$438,598	$-
Business operating expenses	297,773	324,718
Total operating expenses	$736,371	$324,718

Depreciation and Amortization expense

Depreciation and amortization expense had decreased by 27% during the three months ended December 31, 2017, when compared to the three months ended December 31, 2016.

Allowance for bad debts

During the three months ended December 31, 2017, the Company made a provision for bad debts amounting to $63,198.

The loss from operations for the three months ended December 31, 2017 and December 31, 2016 amounted to $611,499 and $126,908, respectively.

The Company’s other income and (expense) for the three months ended December 31, 2017 and December 31, 2016 amounted to $(14,732) and $6,643, respectively. The following table sets forth the Company’s other income and (expense) analysis for both periods:

	December 31, 2017	December 31, 2016	Changes

Interest expense	$(19,250)	$(7,409)	$(11,841)
Gain on disposals of property and equipment	51	-	51
Other income	2,514	28	2,486
Bank charges	(932)	(1,005)	73
Exchange gain	2,885	15,029	(12,144)
Total operating expenses	$(14,732)	$6,643	$(21,375)

Other expenditures increased by $ 21,375 in the three months ended December 31, 2017, when compared to the three months ended December 31, 2016. The main reason for this increase was the increase in interest cost and reduction in exchange gain.

The loss before provision for income taxes for the three months ended December 31, 2017 and December 31, 2016 amounted to $626,231 and $120,265, respectively.

The net loss for the three months ended December 31, 2017 and December 31, 2016 amounted to $626,231 and $120,265 respectively.

The Company’s comprehensive loss for the three months ended December 31, 2017 and December 31, 2016 amounted to $641,232 and $78,031, respectively.

Comprehensive Income / (Loss):	December 31, 2017	December 31, 2016
(Loss) / gain on foreign currency translation	$(15,001)	$42,234
Net loss	(626,231)	(120,265)
Comprehensive loss	$(641,232)	$(78,031)

At December 31, 2017 and March 31, 2017, the Company had 44,750,654 and 38,567,467 common shares issued and outstanding, respectively. The weighted average number of shares for the three months ended December 31, 2017 and December 31, 2016 was 41,595,863 and 38,567,467, respectively. The loss per share for both periods was $(0.02) per share and $(0.00) per share, respectively.

D.	Results of operations for the nine months ended December 31, 2017 and December 31, 2016:

The Company had revenues amounting to $582,049 and $923,501, respectively, for the nine months ended December 31, 2017 and December 31, 2016. Following is a breakdown of revenues for both periods:

	December 31, 2017	December 31, 2016	Changes

DuoSubscribe	$375,794	$753,245	$(377,451)
FaceTone	150,348	7,968	142,380
DuoCLM	-	144,966	(144,966)
Software hosting and reselling - FaceTone	12,248	7,392	5,035
Development services	43,479	9,930	33,549
	$582,049	$923,501	$(341,453)

Total revenue for the nine months ended December 31, 2017 has decreased by 37% when compared to nine months ended December 31, 2016. This decrease is mainly due to the reduction in revenue generated by DuoSubscribe and DuoCLM as the company stopped marketing the two legacy software products.

FaceTone, the advanced version of DuoCLM, has already attracted the potential market due to its unique features and flexibility. It is evidenced by the increase of revenue generated by FaceTone by $142,380 during the nine months ended December 31, 2017 when compared to the same period ended December 31, 2016.

During the nine months ended December 31, 2017, the Company managed to attract a number of high profile customers and entered into software license agreements with three major customers to implement FaceTone, including one of the largest and most diversified conglomerate, a leading commercial bank and the largest private telecommunication and mobile network provider in Sri Lanka. In addition, most of the other potential customers are at agreement finalization stage, and revenue would be recognized in the subsequent quarters.

For the nine months ended December 31, 2017 and December 31, 2016, the Company had the following concentrations of revenues with customers:

Customer	December 31, 2017	December 31, 2016

A	47.57%	30.08%
B	11.00%	0%
C	8.13%	7.04%
D	7.47%	1.08%
E	0%	38.51%
Other misc. customers	25.83%	23.29%
	100%	100%

The total cost of sales amounted to $237,708 and $226,897 for the nine months ended December 31, 2017 and 2016, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	December 31, 2017	December 31, 2016	Change

Purchases	$38,087	$31,737	$6,350
Implementation and onsite support cost	20,510	32,445	(11,935)
Product development cost written off	84,844	108,101	(23,257)
Consultancy, contract basis employee cost	7,468	19,007	(11,539)
Support services	50,262	21,859	28,403
Development services	29,943	5,767	24,176
Other external services	6,594	7,981	(1,387)
Total cost of sales	$237,708	$226,897	$10,811

Cost of sales marginally increased by $10,811 during the nine months ended December 31, 2017 when compared to the nine months ended December 31, 2016. Cost of support services and the increase in the cost of development services were the main contributors to the increase in cost of sales.

The gross income for the nine months ended December 31, 2017 and 2016 amounted to $344,341 and $696,604, respectively.

The total operating expenditures amounted to $1,776,060 and $1,168,530 for the nine months ended December 31, 2017 and 2016, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	December 31, 2017	December 31, 2016	Change

Research and development	$-	$30,088	$(30,088)
General and administrative	458,860	660,512	(201,652)
Salaries and benefits	269,082	322,374	(53,292)
Selling and distribution	9,410	12,567	(3,157)
Professional services - Investment advisory	877,195	-	877,195
Depreciation	18,932	56,149	(37,217)
Amortization of web site development	1,146	1,664	(518)
Allowance for bad debts	141,435	85,176	56,259
Total operating expenses	$1,776,060	$1,168,530	$607,530

Following are the main reasons for the variances in operating expenses of the Company:

Research and Development

The Company has not incurred research and development cost during the nine months ended December 31, 2017, as all of our products have passed through the research and development phase. Whereas during the nine months ended December 31, 2016, the Company incurred $30,088 as research and development expense.

General and Administrative Cost

The general and administrative expenditure has decreased by 31% in the nine months ended December 31, 2017 when compared with nine months ended December 31, 2016. The main reason for the decrease is due to the reduction in the professional fees paid to consultants and auditors for the purpose of filing Form S-1 Registration Statement, during the nine months ended December 31, 2016, when compared with the same period in 2017.

Salaries and benefits

Salaries and benefits decreased by 17% during the nine months ended December 31, 2017 as the total number of staff was reduced when compared to the same period in 2016. The Company moved toward outsourcing of non-core activities and this lead to a general decrease in the number of permanent staff.

Selling and distribution

There is a decrease of 25% on account of expenditure incurred for selling and distribution activities during the nine months ended December 31, 2017, when compared with the nine months ended December 31, 2016. The company reduced marketing activities during the nine months ended December 31, 2017, as it is pooling all of the resources for the launch of the new products.

Professional services – Investment advisory

Company incurred a cost of $877,195 for the nine months ended December 31, 2017, 49% of the total operating cost on account of agreement signed in July 2017, for investment advisory services. Below table illustrates the impact of Professional services- Investment advisory on the total operating expenditure for the nine months ended December 31, 2017 and 2016.

	December 31, 2017	December 31, 2016

Professional services- Investment advisory	$877,195	$-
Business operating expenses	898,865	1,168,530
Total operating expenses	$1,776,060	$1,168,530

Depreciation and amortization of web site development

Depreciation and amortization expense has decreased by 65% during the nine months ended December 31, 2017, when compared to the nine months ended December 31, 2016. Since April 01, 2016 the Company has changed its accounting policies on useful life of computer equipment and web site development cost and the effect on changing the accounting policies were reflected during the nine months ended December 31, 2016.

Allowance for bad debts

Allowance for bad debts increased by $56,258 during the nine months ended December 31, 2017 when compared to the nine months ended December 31, 2016.

The loss from operations for the nine months ended December 31, 2017 and 2016 amounted to $1,431,719 and $471,926, respectively.

The Company’s other income and (expenses) for the nine months ended December 31, 2017 and 2016 amounted to $(48,873) and $3,344, respectively. The following table sets forth the Company’s other income and (expenses) analysis for both periods:

	December 31, 2017	December 31, 2016	Change

Interest expense	$(55,407)	$(17,885)	$(37,522)
Gain on disposals of property and equipment	83	-	83
Other income	3,134	273	2,861
Bank charges	(3,021)	(2,733)	(288)
Exchange gain	6,338	23,689	(17,351)
Total other income (expenses)	$(48,873)	$3,344	$(52,217)

Other expenses increased by $52,217, during the nine months ended December 31, 2017, when compared with the nine months ended December 31, 2016. This increase was mainly due to the increase in interest expense and reduction in exchange gain during the nine months ended December 31, 2017.

The loss before provision for income taxes for the nine months ended December 31, 2017 and 2016 amounted to $1,480,592 and $468,582, respectively.

The net loss for the nine months ended December 31, 2017 and 2016 amounted to $1,480,592 and $468,582, respectively.

The Company’s comprehensive loss for the nine months ended December 31, 2017 and 2016 amounted to $1,520,449 and $411,344, respectively.

Comprehensive Loss:	December 31, 2017	December 31, 2016
Unrealized foreign currency translation (loss)\ gain	$(39,857)	$57,238
Net loss	(1,480,592)	(468,582)
Comprehensive loss	$(1,520,449)	$(411,344)

At December 31, 2017 and March 31, 2017, the Company had 44,750,654 and 38,567,467 common shares issued and outstanding, respectively. The weighted average number of shares for the nine months ended December 31, 2017 and December 31, 2016 was 39,951,984 and 38,521,304, respectively. The loss per share for both periods was $(0.04) per share and $(0.01) per share, respectively.

E.	Financial condition as at December 31, 2017 and March 31, 2017:

Assets:

The Company reported total assets of $2,577,395 and $1,634,154 as at December 31, 2017 and March 31, 2017, respectively. 45% of these total assets include prepaid expenses and other current assets, 27% of total assets comprise intangible assets and 22% of total assets include net accounts receivables of the Company. Our property and equipment include office equipment, computer equipment (Data Processing Equipment), furniture and fittings, web site developments and improvement to lease- hold assets having a total net book value of $30,397 and $48,087 as at December 31, 2017 and March 31, 2017, respectively. We also had a deferred tax asset of $30,864 as at March 31, 2017 which now totals $31,202 as at December 31, 2017. Furthermore, our current assets at March 31, 2017 totaled $974,304 and at December 31, 2017, these current assets amounted to $1,813,726 comprised of cash of $20,748, accounts receivable of $572,363, prepaid and other current assets of $1,156,687 and accrued revenue of $63,928.

Liabilities:

The Company had total liabilities of $3,655,986 and $3,050,987 as at December 31, 2017 and March 31, 2017, respectively. Long term liabilities include balances owed to related parties which are outstanding for more than 12 months. Our current liabilities at March 31, 2017 totaled $1,882,121. We have seen an increase of 31% in current liabilities amounting to $589,651, making total current liabilities of $2,471,772 as at December 31, 2017. These mainly include short term third party debt, payroll liabilities, payable to related parties, deferred revenue, taxes payable, accrued liabilities and our day to day operational creditors.

Stockholder’s Deficit:

At March 31, 2017, the Company had stockholders´ deficit of $1,416,833. At December 31, 2017, the Company had stockholders´ deficit of $1,078,591, which represents a decrease of 24%.

The Company had 44,750,654 and 38,567,467 shares issued and outstanding at December 31, 2017 and March 31, 2017, respectively.

E.	Liquidity and capital reserves:

The Company had loss from operations of $611,499 and $126,908 for the three months ended December 31, 2017, and 2016 respectively; a total other income (expense) amounting to $(14,732) and $6,643 for the three months ended December 31, 2017 and 2016, respectively; and a net loss of $626,231 and $120,265 for the three months ended December 31, 2017 and 2016, respectively.

In summary, our cash flows for the three months ended December 31, 2017 and December 31, 2016 were as follows:

	December 31, 2017	December 31, 2016
Net cash provided by operating activities	$228,831	$118,678
Net cash used in investing activities	(215,872)	(305,019)
Net cash provided by financing activities	-	76,804

Since inception, we have financed our operations primarily through internally generated funds and the use of our lines of credit with several financial institutions. We had $20,748 in cash; net cash provided by operations of $228,831, for the nine months ended December 31, 2017; working capital deficit of $658,046 and stockholders´ deficit of $1,078,591 as of December 31, 2017.

F.	Milestones for next twelve months (2018-2019):

Our specific plan of operations and milestones through March 2019 are as follows:

1)	Product Development and Launch:

We intend to commercially launch the new cloud based, SaaS products: FaceTone, DigIn, CloudCharge and Smoothflow.

2)	Expansion:

a)	Geographical Expansion

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

We intend to be environmentally friendly, and continue with the carbon foot print audit and Carbon Neutral Certification in 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 19, 2017, 363,400 shares of our Series “A” Preferred Stock were converted into 3,634,000 shares of common stock at par at a conversion ratio of one preferred share for ten shares of common stock.

In December 2017, the Board of Directors approved the “Duo World, Inc. 2017 Employee Stock Ownership Plan” and reserved an aggregate of 9,611,665 shares of common stock for issuance thereunder.

On January 2, 2018, the Company awarded 6,542,500 shares of common stock to various employees, including 1,750,000 shares of common stock to two of the Company’s executive officers, to wit: 1,500,000 shares to Suzannah Jennifer Samuel Perera, Chief Finance Officer, and 250,000 shares to Mahmud Riad Ameen, Legal Director. The aggregate value of the 6,542,500 shares awarded was $3,042,262.50 in non-cash compensation. These shares have yet to be issued in certificate or electronic format, which is in process of occurring. These 6,542,500 shares of common stock are included in the total issued and outstanding shares on the cover of this report.

On January 12, 2018, 136,600 shares of our Series “A” Preferred Stock were converted into 1,366,000 shares of common stock at par at a conversion ratio of one preferred share for ten shares of common stock.

The above shares awarded were issued in reliance on the exclusion from the registration requirements of the Securities Act of 1933, as amended, provided by Regulation S promulgated thereunder and/or on the exemption from registration afforded by Section 4.(a)(2) of the Securities Act of 1933, as amended.

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

DUO WORLD, INC.

Date: February 14, 2018	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2018	/s/ Suzannah Jennifer Samuel Perera
Suzannah Jennifer Samuel Perera
Chief Financial Officer
(Principal Accounting and Financial Officer)

