Form 10-K
period 2018-03-31
DUO WORLD INC
filed 2018-06-29
CIK 1635136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (September 29, 2017) was approximately $28,925,600.

As of June 29, 2018, there were 65,738,320 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”), in particular the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein (“MD&A”), contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give expectations or forecasts of future events. The reader can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. They use words such as “believe(s),” “goal(s),” “target(s),” “estimate(s),” “anticipate(s),” “forecast(s),” “project(s),” plan(s),” “intend(s),” “expect(s),” “might,” may” and other words and terms of similar meaning in connection with a discussion of future operations, financial performance or financial condition. Forward-looking statements, in particular, include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends of operations and financial results.

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

Duo World has its registered office in Nevada, United States, and its development center in Colombo, Sri Lanka. Duo World specializes in communication and collaboration platforms for customers who require any form of engagement with their clients, including, but not limited to, customer life cycle management, customer care, and contact center management. The Company also provides cloud-based subscription management and billing systems and a business intelligence and data visualization tool. Duo World has served its customers in many ways, including improved efficiency, cost reduction, revenue optimization and value added product and service offerings.

Duo World’s communications and collaboration platform is used by some of the largest banks, retail chains, Pay-TV operators, financial conglomerates, and taxi hailing startups in Sri Lanka. India’s largest digital cable TV operator and Indonesia’s growing direct-to-home (“DTH”) operators benefit by implementing Duo World’s Subscriber Management and Billing System for their operations.

Duo World, Inc. was formed as a Nevada corporation in 2014 for the purpose of acquiring three operating entities: (i) Duo Software (Pvt.) Limited, a Sri Lankan company (“Duo Software Sri Lanka”), from Mr. Muhunthan Canagasooryam, Duo World’s President and founder, in exchange for 28,000,000 shares of our common stock and 5,000,000 shares of our Series A Preferred Stock; (ii) Duo Software (Pte.) Limited, a Singaporean company (“Duo Software Singapore”), from Ms. Koshala Nishaharan, in exchange for 2,000,000 shares of our common stock; and (iii) Duo Software India (Private) Limited, an India company (“Duo Software India”). Duo Software India is a wholly-owned subsidiary of Duo Software Singapore. These acquisitions were accomplished as of December 3, 2014.

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

Eventually, our Customer Life Cycle Management and Contact Center solution transformed into a futuristic cloud Communication and Collaboration Platform. Our Subscription Management and Billing System, which was primarily catering to the large digital Pay-TV operators, transformed into an Application Program Interface (“API”) driven cloud Subscription Management and Billing System.

“FaceTone” is a cloud communications and collaborations platform which is being offered through public/private cloud and on site implementations as per business preferences.

Our FaceTone enterprise version was launched in October 2016 and the product has gained momentum in the market by acquiring the largest home grown taxi hailing start up, the largest private bank, one of the largest financial conglomerate which became the most profitable listed company in 2017, and the largest private telecommunication service provider in Sri Lanka to its client portfolio.

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

“CloudCharge” is an API driven Cloud Subscription Management and Billing System that caters to any business that operates in the space of subscription economy. CloudCharge is to be commercially launched by the fourth quarter of 2018

Duo World commercially launched the enterprise version of DigIn in Sri Lanka in June 2017, and the SaaS version of DigIn is to be launched during the fourth quarter of 2018.

Other ancillary product of Duo World that is in completion, and to be launched is, Smoothflow. We plan to launch Smoothflow in the fourth quarter of 2018.

All of the products are initially launched in Sri Lanka (as a test bed) and then taken to other countries

Most of our product development, research and development, global support center, project management, business process and implementation, finance and treasury and human resource management functions are conducted and managed through Duo Software Sri Lanka.

Duo Software Singapore was established primarily for the purpose of marketing of our enterprise versions DuoSubscribe and DuoCLM when they were launched in 2008. Duo Software Singapore has been highly instrumental in generating successful sales leads through its presence at trade exhibitions and in following up sales leads in the region.

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

Communication and Collaboration will facilitate running a comprehensive modern age customer support system featuring omni-channel delivery. It provides sales teams the convenience of contacting their customers from anywhere and on any device, add their own task and manage a customer’s profile. FaceTone would also enable efficient internal communication between teams through its voice, messaging and collaboration platform.

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

Our Products and Our Transformation to Cloud Based, SaaS Solutions

In response to the changing dynamics discussed under “Industry and Market,” above, we have been diligently transforming our business model by developing new products and enhancing our current products for the cloud-based, Software-as-a-Service (“SaaS”) market.

With Duo World transforming its business toward cloud-based, SaaS, product deployments, we are employing a strategic market approach focused on creating and distributing valuable, relevant and consistent content to attract new and retain a clearly defined clientele with the goal of ultimately driving profitable customer action via content marketing.

While we move toward cloud-based solutions, Duo World will continue to cater all of our products to the profitable enterprise segments, as well. And, as is the case with most of our products, the enterprise version will be launched first in Sri Lanka and the region (as a test bed), prior to being launched in other countries and as a SaaS.

In addition, our cloud-based solutions will reduce implementation and change request costs, while improving product profitability. Duo World will focus more on product innovation than on deploying our resources and efforts on solving customer specific issues and accepting additional development requests from individual customers.

Instead of catering our products to limited industries in a particular region or country, our new products will allow us to cater to a more diversified audience that can be reached through our cloud presence, which can be accessed by any user via the internet, regardless of where they are located. We believe that our transformation from on premises/enterprise solutions to cloud based, SaaS solutions will expose us to a greater number of potential customers and reduce our reliance on a few large enterprise customers.

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

FaceTone

In the past, we offered DuoCLM as an enterprise or on-premise solution to large organizations that have dedicated customer support call centers to maintain their customer relationships. It was designed to manage the entire customer life cycle from the initial contact point with a customer to ongoing support.

We launched FaceTone in October 2016 to offer a significantly enhanced model of DuoCLM. As a result, we no longer market DuoCLM. FaceTone is a communication and collaboration platform that provides the capability of operating on-premise or cloud-based PABX, IVR or call center, efficiently. A PABX is a private automatic branch exchange and automatic telephone switching system. An IVR is an interactive voice response system that interacts with callers, gathers information and routes calls to the appropriate recipients.

FaceTone for PABX provides advanced features such as call conferencing, call parking, call forwarding, voicemail and more. FaceTone for call centers provides the capability to run a fully functional contact center with added features such as call routing and chat-based collaboration like Facebook, Viber and Skype. FaceTone also uses artificial intelligence to facilitate automated customer communication.

The on-premise and Partner versions of FaceTone were launched in 2016. The Partner solution is a hosted solution that operates similarly to a SaaS product from the client’s perspective. Under the Partner solution, we partner with leading telecom operators who host our FaceTone solution in their data center and offer the solution to their enterprise customers as a value added subscription service, with sales and support then provided by the telecom partner on an ongoing basis.

We expect to launch the separate SaaS version of FaceTone by the first quarter of fiscal 2019. We are also currently developing an add-on feature for FaceTone, which will utilize blockchain technology to ensure the integrity and authenticity of contracts entered into and maintained by our customers.

CloudCharge

Our DuoSubscribe product, offered as an enterprise or on-premise solution, specialized in invoicing customers on a monthly, recurring basis and managing the services of the customer. We no longer market DuoSubscribe. Instead, we plan to commercially market CloudCharge, our enhanced SaaS solution beginning in the first quarter of fiscal 2019. Currently the Beta version of CloudCharge is available.

CloudCharge offers a range of features that would help organizations improve their operations and maximize their revenues. CloudCharge’s key features are:

●	customer profiling and portfolio management;
●	order taking and provisioning;
●	invoicing and payment processing;
●	subscription management and billing;
●	social media integration;
●	marketing campaign and sales lead management;
●	payment gateway integration;
●	notifications and payment reminders;
●	easy to use interface; and
●	open application program interface (“API”) for third party integration.

CloudCharge can also be used for one-time billing by supermarkets, gas stations and other retailers where bills will be generated one time for one or more products and services. CloudCharge also provides tools to manage inventory and multiple stores or sales outlets. CloudCharge is targeted toward small (including sole proprietors) and medium-sized businesses.

DigIn

DigIn is an end-to-end data visualization and analytics platform that allows the user to analyze structured and unstructured data in one place.

DigIn has two business models: cloud-based and on-premise. DigIn supports social media analytics, real time dashboard, data modeling, forecasting, and “what if” analysis, which is a highly valued feature in the present industries. The analysis can be made for several data sources and attributes, such as determining the products that experienced highest sales in a particular season or selling period. This data can be used to predict future sales of the products during specific seasons or time periods. By using social media analytics, a company can analyze its reach in social media and review the comments received about its products, both positive and negative.

Our DigIn enterprise version was launched in June 2017, and we expect to market the SaaS version by the third quarter of fiscal 2019.

SmoothFlow

SmoothFlow is a workflow designing tool that allows the user to create, edit, save and publish workflows, and is similar to Microsoft Workflow Designer, which we previously used to build workflows. If a user needs to build a web-based system, such as an online point of sale, the user can design the processes of the system using SmoothFlow and integrate the process with the interface the user has already designed.

SmoothFlow is targeted toward developers who require a workflow designing tool for their development. SmoothFlow’s simple and intuitive drag and drop interface can be used by both new and experienced users with ease. SmoothFlow is expected to launch in the first quarter of fiscal 2019 primarily by integrating with JIRA, an issue tracking and project management tool developed by Atlassian. SmoothFlow is available on the Atlassian marketplace providing access to the users of over 75,000 organizations using Atlassian tools.

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

Duo World will conduct promotional activities jointly with the partners who would be reselling the on premise model of the products and these promotions will be localized based on the country and target market.

Dependence on One or a Few Major Customers

The Company does business with a few major customers. Major customers are defined as those customers whose annual revenue contributions to the Company are greater to or equal to 10% of the Company’s annual revenue. Net sales for the fiscal years ended March 31, 2018 and 2017, include sales to the following major customers:

Sales

	Year Ended March 31,
Customer	2018	%	2017	%
Customer A	$-	-	$398,783	36
Customer B	$368,099	46	$376,626	34
Customer C	$-	-	$83,138	7
Customer D	$50,133	6	$80,757	7
Customer E	$81,339	10	$9,975	1
Customer F	$78,795	10	$-	-
Customer G	$63,851	8	$-	-
Total Sales to
Customers A-G	$642,217	80	$949,279	85

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

Employees

The Company currently has approximately seventy (70) employees. We have employment agreements with our employees, and our officers. We do not anticipate any of our employees being union members.

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

There is substantial doubt about our ability to continue as a going concern.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. Our financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and you could lose your investment in our common stock.

The markets in which we operate include a large number of service providers and are highly competitive.

We face intense competition in all aspects of our business. The nature of the IT industry creates a competitive landscape that is constantly evolving as firms emerge, expand or are acquired, as technology evolves and as delivery models change. Many of our competitors are expanding the services they offer in an attempt to gain additional business. In addition, new competitors, alliances among competitors or competitors’ mergers could result in significant market share gain. Some of our competitors may have or develop a lower cost structure, adopt more aggressive pricing policies or provide services that gain greater market acceptance than the services that we offer or develop. Large and well-capitalized competitors may be able to better respond to the need for technological changes faster, price their services more aggressively, compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share. We could lose customers if our competitors introduce new competitive products, add new functionality, acquire competitive products, reduce prices, better execute on their sales and marketing strategies or form strategic alliances with other companies.

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

We may need to change our pricing models to compete successfully.

The intense competition we face in the sales of our products and services and general economic and business conditions can put pressure on us to change our prices. If our competitors offer deep discounts on certain products or services or develop products that the marketplace considers more valuable, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes may reduce margins and could adversely affect operating results. Our clients routinely negotiate for better pricing, and in order to respond to increased competition and pricing pressure, we may be required to lower our pricing structure, which would have an adverse effect on our revenues and profit margin.

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

We may not receive significant revenues from our current research and development efforts for several years, if at all.

Developing cloud and software offerings is expensive and the investment in the development of these offerings often involves a long return on investment cycle. An important element of our corporate strategy is to continue to make significant investments in research and development and related product and service opportunities both through internal investments and the acquisition of intellectual property from companies that we have acquired. Accelerated product and service introductions and short software life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.

If we are unable to hire or retain qualified personnel in certain areas of our business, then our ability to execute our business plans in those areas could be impaired and revenues could decrease.

We employ approximately 70 employees worldwide. At times, we have experienced difficulties in hiring personnel with the desired levels of training and experience. In the technology industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. Since wages in India and Sri Lanka continue to increase at a faster rate than the United States, we may also experience increased compensation costs that are not offset by either improved productivity or higher sales. We have been outsourcing certain non-core activities to third party suppliers. Additionally, quality service depends on our ability to retain employees and control personnel turnover. Any increase in the employee turnover rate could increase recruiting and training costs and could decrease operating effectiveness and productivity. We may not be able to continue to hire, train and retain a significant number of qualified personnel to adequately staff new client projects or expand existing ones.

We depend heavily on our management team and the loss of any of our executive officers could significantly weaken our management expertise and ability to run our business.

Our business strategy and success is dependent on the skills and knowledge of our management team and consultants. As of the date of this Annual Report, Muhunthan Canagasooryam is our President and Chief Executive Officer, Suzannah Jennifer Samuel Perera is our Chief Financial Officer and Riad Ameen is our Legal Director. The loss of services of Muhunthan Canagasooryam, Suzannah Jennifer Samuel Perera, Riad Ameen or any member of our management team, including Anjana Chandrathilaka, Ajeewan Arumugam, Rangika Perera and Sudarshini Rajaratnam, could weaken significantly our management expertise and our ability to efficiently run our business. We do not maintain key man life insurance policies on any of our officers.

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

Our five (5) largest clients collectively represented 80% of our revenues for the fiscal year ended March 31, 2018 and our four (4) largest clients represented 84% of our revenues for the fiscal year ended March 31, 2017. While we typically have multiple work orders and/or contracts with our largest customers, which would not all terminate at the same time, the loss of one or more of the larger work orders or contracts with one of our largest customers could adversely affect our business, results of operations and financial condition, if the lost revenues were not replaced with profitable revenues from that client or other clients.

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

We could suffer significant damage to our brand and reputation if a cyber-attack or other security incident were to allow unauthorized access to or modification of our customers’ or employees’ data, other external data, or our own data or our IT systems or if the services we provide to our customers were disrupted, or if our products or services are perceived as having security vulnerabilities. Customers could lose confidence in the security and reliability of our products and services, including our cloud offerings, and perceive them to not be secure. This could lead to fewer customers using our products and services and result in reduced revenue and earnings. The costs we would incur to address and fix these security incidents would increase our expenses. These types of security incidents could also lead to lawsuits, regulatory investigations and claims and increased legal liability, including, in some cases contractual costs related to customer notification and fraud monitoring.

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

Our ability to profit from the global trend toward outsourcing depends largely on how effectively we manage our contact center capacity. In order to create the additional capacity necessary to accommodate new or expanded outsourcing projects, we may need to open new contact centers. The opening or expansion of a contact center may result, at least in the short-term, in idle capacity until we fully implement the new or expanded program. We may also experience short-term and/or long-term fluctuations in client demand for services performed in one or more of our contact centers. Short-term downward fluctuations may result in less than optimal site utilization for a period of time. Longer-term downward fluctuations may result in site closures. As a result, we may not achieve or maintain targeted site utilization levels, or site utilization levels may decrease over certain periods and our revenues and profitability may suffer as a result

Client consolidation could result in a loss of clients and adversely affect our business.

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

We have no committed source of financing. We will likely have to issue additional shares of our common stock to fund our operations and to implement our plan of operation. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the 334,261,680 authorized, but unissued, shares of our common stock. Future issuances of shares of our common stock will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value and that dilution may be material.

The marketability and profitability of our services is subject to unknown economic, political and market conditions, which could significantly impact our business, financial condition, the marketability of our services and our profitability.

The marketability and profitability of our services is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting. These include general economic and business conditions; overall demand for enterprise cloud or software products and services; governmental budgetary constraints or shifts in government spending priorities; and general political developments.

Any general weakening of, and related declining corporate confidence in, the global economy or the curtailment of government or corporate spending could cause current or potential customers to reduce or eliminate their IT budgets and spending, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay or to delay paying us for previously purchased products and services.

In addition, political unrest and the related potential impact on global stability, terrorist attacks and the potential for other hostilities in various parts of the world, potential public health crises and natural disasters continue to contribute to a climate of economic and political uncertainty that could adversely affect our results of operations and financial condition, including our revenue growth and profitability.

Our international sales and operations subject us to additional risks that could adversely affect our operating results.

We derive a substantial portion of our revenues from, and have significant operations, outside of the United States. Compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include U.S. laws and local laws which include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, anti-corruption laws, prohibitions on payments to governmental officials, import and trade restrictions and export requirements. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could result in prohibitions on our ability to offer our products and services in one or more countries, could delay or prevent potential acquisitions and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business and our operating results. Compliance with these laws requires a significant amount of management attention and effort, which may divert management’s attention from running our business operations and could harm our ability to grow our business, or may increase our expenses as we engage specialized or other additional resources to assist us with our compliance efforts. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties. We monitor our operations and investigate allegations of improprieties relating to transactions and the way in which such transactions are recorded. Where circumstances warrant, we provide information and report our findings to government authorities, but no assurance can be given that action will not be taken by such authorities.

We are also subject to a variety of other risks and challenges in managing an organization operating in various countries, including those related to:

●	general economic conditions in each country or region;

●	fluctuations in currency exchange rates and related impacts to customer demand and our operating results;

●	regulatory changes, including government austerity measures in certain countries that may not be able to sufficiently plan for or avoid that may unexpectedly impair bank deposits or other cash assets that we hold in these countries or that impose additional taxes that we may be required to pay in these countries;

●	political unrest, corruption, terrorism and the potential for other hostilities;

●	common local business behaviors that are in direct conflict with our business ethics, practices and conduct policies;

●	natural disasters, including earthquakes, tsunamis, hurricanes and flooding;

●	longer payment cycles and difficulties in collecting accounts receivable;

●	overlapping tax regimes;

●	our ability to repatriate funds held by our foreign subsidiaries to the U.S. at favorable tax rates;

●	public health risks, particularly in areas in which we have significant operations; and

●	reduced protection for intellectual property rights in some countries.

The variety of risks and challenges listed above could also disrupt or otherwise negatively impact the supply chain operations for our hardware business and the sales of our products and services in affected countries or regions.

Fluctuations in currency exchange rates could materially adversely affect our financial condition and results of operations.

Our operations are primarily international, and we earn our revenues and incur our expenses in multiple currencies. Doing business in different foreign currencies exposes us to foreign currency risks, including risks related to revenues and receivables, compensation of personnel, purchases and capital expenditures. The majority of our revenues are in U.S. dollars and Sri Lankan rupees. However, some of our expenses are denominated in Singapore dollars, Indian rupees and other local currencies. To the extent that we increase our business and revenues which are denominated in currencies other than U.S. dollars and Sri Lankan rupees, we will also increase our receivables denominated in those other currencies and, therefore, also increase our exposure to fluctuations in their exchange rates against the U.S. dollar (our reporting currency) or the Sri Lankan rupee. Similarly, any capital expenditures, such as for computer equipment, which are payable in the local currencies of the countries in which we operate, but are imported to such countries, and any deposits we hold in local currencies, can be materially affected by depreciation of the local currencies against the U.S. dollar or Sri Lankan rupee, and the effect of such depreciation on the local economy. Certain foreign currency exposures, to some extent, are naturally offset on a consolidated basis. However, if our international operations continue to grow, fluctuations in foreign currency exchange rates could materially impact our results of operations and financial condition.

Regional conflicts or terrorist attacks and other acts of violence or war in the United States, India, Sri Lanka, or other regions could adversely affect financial markets, resulting in loss of client confidence and our ability to serve our clients which, in turn, could adversely affect our business, results of operations and financial condition.

The Asian region has from time to time experienced instances of civil unrest and hostilities among neighboring countries. Civil or political unrest and military hostilities in Sri Lanka and other acts of violence or war, including those involving India, Sri Lanka, the United States, or other countries, may adversely affect U.S. and worldwide financial markets. Prospective clients may wish to visit our facilities, including our development centers in Sri Lanka, prior to reaching a decision on vendor selection. Terrorist threats, attacks and international conflicts could make travel more difficult and cause potential clients to delay, postpone or cancel decisions to use our services.

In addition, such attacks may have an adverse impact on our ability to operate effectively and interrupt lines of communication and restrict our offshore resources from traveling onsite to client locations, effectively curtailing our ability to deliver our services to our clients. These obstacles may increase our expenses and negatively affect our operating results. In addition, military activity, terrorist attacks, political tensions between India and Pakistan and, historically, conflicts within Sri Lanka, despite the current cessation of hostilities, could create a greater perception that the acquisition of services from companies with significant Indian or Sri Lankan operations involves a higher degree of risk that could adversely affect client confidence in India or Sri Lanka as a software development center, each of which would have a material adverse effect on our business.

Risks Related to an Investment in Our Securities

Because one of our shareholders owns 35,000,000 shares of our common stock and 5,000,000 shares of our Series “A” Preferred Stock, he will be able to exert significant influence over corporate decisions that may be disadvantageous to our minority shareholders.

Our President and Chief Executive Officer, Muhunthan Canagasooryam, currently owns 35,000,000 shares of our common stock and 5,000,000 shares of our Series “A” Preferred Stock, which allows him to cast controlling votes on any and all matters submitted to our shareholders for a vote. As a result of his ownership position, Mr. Canagasooryam will be able to elect all of our directors and control the vote on any matter brought before a meeting of our shareholders. Such control by Mr. Canagasooryam could be disadvantageous to our minority shareholders, who would have little say in the election of our directors and in any acquisition or merger transaction in which we may become involved.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements. These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause Duo World’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

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

The subsidiary in Sri Lanka is located at No. 403, Galle Road, 00300, Colombo 03, Sri Lanka on a rented office property. The company occupies two floors, with 3,800 square feet on each floor (total of 7,600 square feet) at a monthly rental of U.S. $4,988 per month.

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

Fiscal 2018	High	Low
First Quarter(1)	$0.320	$0.320
Second Quarter (1)	$0.560	$0.560
Third Quarter(1)	$0.480	$0.480
Fourth Quarter (1)	$0.410	$0.410

Fiscal 2017	High	Low
First Quarter(1)	$0.000	$0.000
Second Quarter(1)	$0.000	$0.000
Third Quarter(1)	$0.000	$0.000
Fourth Quarter (1)	$5.000	$0.010

(1)	This represents the closing bid information for the stock on the OTC Bulletin Board. The bid and ask quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.

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

HOLDERS. As of the date of this filing, there were 28 record holders of the shares of the Company’s issued and outstanding Common Stock, and one record holder of the shares of the Company’s Series A Preferred Stock.

DIVIDENDS. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

On May 30, 2018, the Company issued an aggregate of 13,147,666 shares of its Common Stock as a stock dividend. Pursuant to Section 2(a)(3) of the Securities Act, the issuance of the dividend shares is not deemed to be a “sale” and, therefore, such shares are not required to be registered under the Securities Act.

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

Our MD&A is comprised of the following sections:

A. Business Overview

B. Critical Accounting Policies

C. Results of operations for the years ended March 31, 2018 and March 31, 2017

D. Financial condition as at March 31, 2018 and March 31, 2017

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

Duo World’s Customer Life Cycle and Contact Center solution is being used by some of the largest banks, largest retail chains, largest financial conglomerate, and largest taxi hailing startups in Sri Lanka. India’s largest digital cable TV operator and Indonesia’s growing DTH operators largely benefit by implementing Duo World’s Subscriber Management and Billing System for the operation.

Our authorized capital consists of 400,000,000 shares of common stock having a par value of $0.001 per share and 10,000,000 shares of preferred stock having a par value of $0.001.

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

Revenue Recognition

The Company recognizes revenue from the sale of software licenses and related services. The Company’s revenue recognition policy follows guidance from Accounting Standards Codification(ASC) 606, Revenue from contract with customers. Revenue is recognized when the Company transferred promised goods and services to the customer and in the amount that reflect the consideration to which the company expected to be entitled in exchange for those goods and services.

The following five steps are followed in recognizing revenue from contracts:

●	Identify the Contract ,or Contract with the customer;

●	Identify the performance obligation of the contract;

●	Determine the transaction price;

●	Allocate the transaction price to the performance obligations in the contract and;

●	Recognize revenue when or as the company satisfies a performance obligation.

The Company typically licenses its products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the number of site installations and the number of authorized users. Currently, Duo is offering two products from which it generates its revenue they are “DuoSubscribe” and “FaceTone”. Duo sells its software license along with software implementation and annual maintenance services under an agreement with various clients. The Company raises invoice on key milestone basis, as defined in the agreement and recognizes revenue after satisfying the performance obligations. Revenues from consulting and training services are typically recognized as the services are performed.

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

C. Results of operations for the years ended March 31, 2018 and March 31, 2017:

The Company had revenues amounting to $ 791,876 and $1,116,324, respectively, for the year ended March 31, 2018 and March 31, 2017. Following is a breakdown of revenue for both years:

	March 31, 2018	March 31, 2017	Changes

DuoSubscribe	$487,356	$928,905	$(441,549)
DuoCLM	-	159,393	(159,393)
Software hosting and reselling - FaceTone	19,288	16,771	2,517
FaceTone	203,739	11,255	192,484
Development services	81,493	-	81,493
	$791,876	$1,116,324	$(324,448)

Total revenue for the fiscal year ended March 31, 2018 decreased by 29% when compared to fiscal year ended March 31, 2017. The decrease is mainly due to the drop in revenue generated by the product DuoCLM and DuoSubscribe in the fiscal year ended March 31, 2018.

During the fiscal year 2018, the company curtailed marketing the legacy software products DuoCLM and DuoSubscribe, as the Company was in preparation to introduce the newly developed software products, FaceTone, and CloudCharge and its ancillary products DigIn and SmoothFlow to the market.

FaceTone, the advanced version of DuoCLM generated revenue of $203,739 during the year ended March 31, 2018, thought it was recently introduced to the market. This signifies favorable market acceptance of FaceTone due to its innovative features. During the year ended March 31, 2018, the company entered into two significant software license agreements to implement FaceTone.

Even though the revenue for the year ended March 31, 2018 has decreased when compared to year ended 31, 2017, there is a growth in the revenue of last three quarters as illustrated below. The company is confident that this trend will continue, and revenue will increase in greater percentages in the subsequent periods.

	For the quarters ended,
	March 31, 2018	December 31,2017	September 30,2017

DuoSubscribe	$111,562	$121,469	$115,983
FaceTone	53,391	60,680	35,223
Software hosting and reselling – FaceTone	6,860	5,698	4,011
Development services	38,013	13,064	15,109
	$209,827	$200,911	$170,326

For the years ended March 31, 2018 and March 31, 2017, the Company had the following concentrations of revenues with customers:

Customer	31-Mar-18	31-Mar-17

A	46.48%	33.74%
B	10.27%	0.89%
C	9.95%	-
D	8.06%	-
E	6.33%	7.23%
F	-	35.72%
Other misc. customers	18.91%	22.42%
	100.00%	100.00%

The total cost of sales amounted to $311,292 and $344,927 for the years ended March 31, 2018 and March 31, 2017, respectively. The following table presents the Company’s cost of sales breakdown for both years:

	March 31, 2018	March 31, 2017	Change

Purchases	$50,517	$41,959	$8,558
Implementation and onsite support cost	27,303	42,406	(15,103)
Product development cost written off	113,363	147,326	(33,963)
Consultancy, contract basis employee cost	6,773	19,950	(13,177)
Developer support and implementation	68,235	87,546	(19,311)
Development services	37,706	-	37,706
Cost of services	7,395	5,740	1,655
Total cost of sales	$311,292	$344,927	$(33,635)

Cost of sales marginally decreased by $33,635 in the year ended March 31, 2018 when compared to the year ended March 31, 2017.

When analyzed as a percentage to revenue, cost of sales increased from 31% in the fiscal year ended March 31, 2017 to a 39% in the fiscal year ended March 31, 2018. Increase in Implementation and support fees relating to the new customer agreements were the main contributors to the increase the percentage of cost of sales comparing with revenue. However, the revenue from new contracts has only been recognized in part, keeping in line with the stage (milestone) of the project.

The gross income for the years ended March 31, 2018 and March 31, 2017 amounted to $480,584 and $771,397, respectively.

The total operating expenditures amounted to $5,961,880 and $1,580,120 for the years ended March 31, 2018 and March 31 2017, respectively. Total operating expenditure increased for the year ended March 31, 2018 when compared to March 31, 2017 mainly due to Stock based compensation, Professional services- Investment advisory and recording Employee benefit obligation. The following table sets forth the Company’s operating expenditure analysis for both years:

	March 31, 2018	March 31, 2017	Change

Research and development	$-	$40,201	$(40,201)
General and administrative	819,765	715,126	104,639
Salaries and benefits	351,464	398,431	(46,967)
Stock based compensation	3,010,410	-	3,010,410
Professional services- Investment advisory	1,352,113	214,600	1,137,513
Selling and distribution	13,268	15,720	(2,452)
Depreciation	30,962	60,478	(29,516)
Amortization of web site development	358	2,039	(1,681)
Allowance for bad debts	230,821	133,525	97,296
Employee Benefit Obligation	152,719	-	152,719
Total operating expenses	$5,961,880	$1,580,120	$4,381,760

Following are the main reasons for the variances in operating expenses of the Company:

Research and Development

Research and development expenses were not incurred during the year ended March 31, 2018 when compared with the year ended March 31, 2017, as most of the products have completed the research and development phase and reached the product development phase.

General and Administrative Cost

During the year ended March 31, 2018, general and administrative costs increased by 15% when compared to the March 31, 2017 mainly due to the write- off of WHT receivables and Deferred tax asset totaling to S218,755.

Salaries and benefits

Salaries and benefits decreased by 12% during the year ended March 31, 2018, when compared with the same period in 2017 mainly due to reduction in total number of permanent staff during the year.

The Company moved towards outsourcing of non-core activities during the year ended March 31, 2018. This lead to a general decrease in the number of permanent staff.

Stock based compensation

The Company awarded 6,474,000 common stock to various employees, including 1,750,000 common stock to two of the Company’s executive officers, 1,500,000 shares to Suzannah Jennifer Samuel Perera, Chief Finance Officer, and 250,000 shares to Mahmud Riad Ameen, Legal Director. The aggregate value of the 6,542,500 shares awarded was $3,010,410 in non-cash compensation.

Professional services – Investment advisory

Company incurred a cost of $1,352,113 for the year ended March 31, 2018, 23% of the total operating cost on account of agreement signed in July 2017, for investment advisory services.

Selling and distribution

There is a decrease of 16% on account of expenditure incurred for selling and distribution activities during the year ended March 31, 2018 when compared to the year ended March 31, 2017. Reduction in overseas travel related expenses were the main reason for the decrease in Selling and distribution expenses.

Depreciation and amortization of web site development cost

Depreciation and amortization expense has decreased by 50% during the year ended March 31, 2018, when compared to the year ended March 31, 2017, mainly due to change in accounting policies adopted by the Company during the fiscal year ending March 31, 2017.

Allowance for bad debts

Allowance for bad debts has increased by $97,296 in the fiscal year ended March 31, 2018, when compared to the fiscal year ended March 31, 2017.

The loss from operations for the year ended March 31, 2018 and March 31, 2017 amounted to $5,481,296 and $808,723, respectively.

The Company’s other income and (expenses) for the year ended March 31, 2018 and March 31, 2017 amounted to ($92,524) and $7,463, respectively. The following table sets forth the Company’s other income and (expenses) analysis for both years:

	March 31, 2018	March 31, 2017	Change

Gain/ (Loss) on disposals	128	93	36
Other income	64	440	(376)
Bank charges	(4,288)	(4,580)	291
Exchange gain/ (loss)	616	40,643	(40,027)
Interest expenses	(89,044)	(29,133)	(59,911)
Total other income	$(92,524)	$7,463	$(99,987)

Other expenses has increased by $99,987 during the year ended March 31, 2018 as compared to the other income of the year ended March 31, 2017. This increase was primarily due to increase in interest expense and reduction in exchange gain during the reporting period.

The loss before provision for income taxes for the years ended March 31, 2018 and March 31, 2017 amounted to $5,573,819 and $801,260, respectively.

The net loss for the years ended March 31, 2018 and March 31, 2017 amounted to $5,573,819 and $789,326, respectively.

The Company’s comprehensive loss for the years ended March 31, 2018 and March 31, 2017 amounted to $5,616,599 and $753,394, respectively.

Comprehensive Income / (Loss):	March 31, 2018	March 31, 2017
Gain / (loss) on foreign currency translation	$(42,780)	$35,932
Net loss	(5,573,819)	(789,326)
Comprehensive loss	$(5,616,599)	$(753,394)

For the years ended March 31, 2018 and March 31, 2017, the Company had 52,590,654 and 38,567,467 common shares issued and outstanding, respectively. The weighted average number of shares for the years ended March 31, 2018 and March 31, 2017 was 42,987,985 and 38,528,539, respectively. The loss per share for both years was $(0.13) per share and $(0.02) per share, respectively.

D.	Financial condition as at March 31, 2018 and March 31, 2017:

Assets:

The Company reported total assets of $1,843,177 and $1,634,154 as on March 31, 2018 and March 31, 2017, respectively. 40% of total assets comprise intangible assets, 28% of these total assets include prepaid expenses and other current assets, and 20% of total assets include net accounts receivables of the Company. Our property and equipment include office equipment, computer equipment (Data Processing Equipment), furniture and fittings, web site developments and improvement to lease- hold assets having a total net book value of $43,494 and $48,087 as at March 31, 2018 and March 31, 2017, respectively. We also had a deferred tax asset of $30,864 as at March 31, 2017 and Company decided to write-off the balance as the subsidiary company made losses in recent financials and it is uncertain the recoverability of the tax asset.. Furthermore, our current assets at March 31, 2017 totaled $974,304 and as at March 31, 2018, these current assets amounted to $1,066,744 comprised of cash of $25,798, accounts receivable of $369,232, prepaid and other current assets of $523,000 and accrued revenue of $148,714.

Liabilities:

The Company had total liabilities of $4,007,509 and $3,050,987 as at March 31, 2018 and March 31, 2017, respectively. Long term liabilities include balances owed to related parties which are outstanding for more than 12 months. Our current liabilities at March 31, 2017 totaled $1,882,121. We have seen a 33% increase in current liabilities amounting to $613,034, making total current liabilities of $2,495,155 as at March 31, 2018. These mainly include short term third party debt, payroll liabilities, payable to related parties, taxes payable, accrued liabilities and our day to day operational creditors.

Shareholder’s Deficit:

At March 31, 2017, the Company had shareholders´ deficit of $1,416,833. At March 31, 2018, the Company had shareholders´ deficit of $2,164,332, which represents an increase of 53%.

The Company had 52,590,654 and 38,567,467 common shares issued and outstanding at March 31, 2018 and March 31, 2017, respectively and had 5,000,000 and 5,500,000 preferred shares issued and outstanding at March 31, 2018 and March 31, 2017, respectively.

E.	Liquidity and capital reserves:

The Company had loss from operations of $5,481,296 and $808,723 for the years ended March 31, 2018 and March 31, 2017, respectively; a total other income/ Expense amounting to ($92,524) and $7,463 for the year ended March 31, 2018, and March 31, 2017, respectively; and a net loss of $5,573,819 and $789,326 for the year ended March 31, 2018 and March 31, 2017, respectively.

In summary, our cash flows for the years ended March 31, 2018 and March 31, 2017 were as follows:

	March 31, 2018	March 31, 2017
Net cash provided by / (used in) operating activities	$156,297	$123,535
Net cash used in investing activities	(305,795)	(375,257)
Net cash provided by financing activities	179,327	151,001

Since inception, we have financed our operations primarily through internally generated funds and the use of our lines of credit with financial institutions. We had $25,798 in cash; net cash provided by operations of $156,297 for the year ended March 31, 2018; working capital deficit of $1,428,411 and shareholders´ deficit of $2,164,332 as of March 31, 2018.

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

We intend to expand into new markets and regions with our new and enhanced products. We hope to enter certain markets by way of appointing partners with the strategic fit to be able to promote the products in those markets in the most cost effective manner to the company

c)	Knowledge Capital, Learning and Innovation.

Our greatest strength is our human capital. We have the ability to continue to innovate and set trends within the industries in which we operate, due to our ability to innovate and create value in our products.

Our management intends to:

●	Continue to empower and create value for our human capital;

●	Encourage disruptive technologies;

●	Provide greater opportunities for knowledge sharing; and

●	Sponsor and motivate learning and adoption of new technologies

d)	Infrastructure

We plan to increase our infrastructure in order to:

●	Facilitate the increase in software development teams supporting R&D and Product Development;

●	Expand our Global Support Center to cater to the increase in customer base, and increase in our product lines;

●	Set up a smaller software development center outside of Sri Lanka, which would also be used as a disaster recovery center in the event our development center in Sri Lanka becomes incapacitated due to unforeseen events.

e)	Financial Performance

We intend to provide value for all our shareholders by:

●	Increasing profitability and free cash flow;

●	Raising capital and expanding our operations

●	Efficiently managing the use of capital;

●	Capitalizing and maximizing on the high growth opportunities in the market;

●	Providing a robust and steady capital appreciation; and

●	Providing options to realize gains

f)	Corporate Social Responsibility

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Annual Report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiency which we had assessed as a material weakness as of March 31, 2018, during our assessment of our internal control over financial reporting as follows:

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

Executive Officers

Our executive officers are elected by the board of directors and serve at the discretion of the board. The following table sets forth certain information regarding our current directors and executive officers:

Name	Age	Position	Director Since

Muhunthan Canagasooryam	43	President, Chief Architect and Director	2014

Suzannah Jennifer Samuel Perera	44	Chief Financial Officer and Director	2014

Mahmud Riad Ameen	43	Director Legal and Director	2014

Certain biographical information of our Directors and Officers is set forth below.

Muhunthan Canagasooryam - Founder, President, Chief Architect, CEO and Director

Muhunthan Canagasooryam is also known as Muhunthan Canagey. Mr. Canagasooryam formed Duo Software (Pvt) Ltd. in 2004. Mr. Canagasooryam became the founder, President, Chief Architect, Chief Executive Officer and a Director of Duo World, Inc. in October 2014. Since January 2007, he has served as Chief Executive Officer of Duo Software (Pvt) Ltd.

From March 2015 to August 2017, Mr. Canagasooryam served as the Managing Director and Chief Executive Officer of the Information Communication Technology Agency of Sri Lanka (ICTA), the apex information and communication technologies (“ICT”) institution of the Sri Lankan Government that was mandated to implement the Government’s policy and action plan in relation to ICT. The Sri Lankan Government has begun transforming Sri Lanka’s ICT to create a knowledge-based society by digitally empowering its citizens, and Mr. Canagasooryam, together with ICTA, was instrumental in providing free internet to every Sri Lankan citizen and also launching the Google Loon Project in Sri Lanka. Mr. Canagasooryam stepped into the field of IT at a very young age of 16, and was one of the country’s youngest entrepreneurs. He holds a Master’s Degree in Information and Communication Technology from the University of Keele (UK).

Suzannah Jennifer Samuel Perera - Chief Financial Officer and Director

Since October 2014, Suzannah Jennifer Samuel Perara has served as Chief Financial Officer and Director of Duo World, Inc. Since September 2008, Ms. Perara has been employed by Duo Software (Pvt) Ltd. as its Chief Financial Officer. In 2011, she was appointed as the Chief Carbon Officer for Duo Software (Pvt) Ltd. as part of its efforts to obtain certification as the Asia’s first software development company to become Carbon Neutral. Prior to joining Duo World, Ms. Perera served as Chief Finance Officer at EPSI Computers (Pvt.) Ltd. From January 2007 to September 2008, and as Manager of Finance at Dialog TV (formally CBN Sat), one of the largest IT equipment resellers and a DTH satellite media company, from May 2005 to January 2007.

Ms. Perera is a Management Accountant by profession and a Fellow Member of the Chartered Institute of Management Accountants (FCMA-UK) and a Chartered Global Management Accountant (CGMA). She also holds a Masters in Business Administration from the Postgraduate Institute of Management (PIM), affiliated with the University of Sri Jayewardenepura, Sri Lanka.

Mahmud Riad Ameen - Director Legal and Director

Mr. Ameen has overall responsibility for Duo World’s legal function through the provision of legal advisory services and ensuring effective management of legal and contractual risks. Mr. Ameen was elected to the Company’s Board of Directors in February 2015. Since February 2006, he has served as a Legal Consultant to Hemas Holdings PLC, a diversified conglomerate that offers products and services in specialized sectors of consumer goods, pharmaceutical, transportation and leisure, and whose stock is quoted on the Colombo Stock Exchange in Sri Lanka. Since April 2013, Mr. Ameen has served as a Director of Pan Asian Power PLC, a public company quoted in the Colombo Stock Exchange, which is a provider of green energy solutions to help meet the demand for clean, renewable and low cost energy. Since March 2009, Mr. Ameen has served as a Director of ECI Tax Chamber (Private) Limited, which is a company incorporated in Sri Lanka that provides tax advisory services. Since June 1, 2014, he has also served as a Legal Consultant to D.L. & F. De Sarams, a 125 -year old law firm in Sri Lanka.

Mr. Ameen holds a Bachelor’s Degree in Law (LL.B) from the University of London and a Master of Laws Degree (LL.M) from the University of Colombo Sri Lanka. He is a Barrister of the Lincoln’s Inn, United Kingdom, and an Attorney-at-Law of the Supreme Court of Sri Lanka. He was called to the bar in 1998. He was a Junior Counsel in the chambers of Mr. Faisz Musthapha, President’s Counsel. In 1999, he joined the official bar as a State Counsel in the Attorney General’s Department of Sri Lanka. While at the official bar, he has advised the Government of Sri Lanka and several of its departments and statutory corporations and represented them in litigation. He was also a Consultant to the Public Enterprise and Reform Commission (PERC), which overlooked government privatization. In 2006, Mr. Ameen returned to the unofficial bar.

Other Significant Employees - Management Team

The following table sets forth certain information regarding additional key members of our management team:

Name	Position

Anjana Chandrathilaka	Chief Operations Officer

Sudarshini Rajaratnam	Head of Human Resources Management

Ajeewan Arumugam	Head of Product and Market Development

Rangika Perera	Senior Manager (Projects/Products Incubation)

Iroshan Kumarasinghe	Senior Manager – Technical

Certain biographical information of our Management Team is set forth below.

Anjana Chandrathilaka - Chief Operations Officer

Mr. Chandrathilaka has served as the Chief Operations Officer of the Company since April 2015, and he joined the Company in October 2009. Mr. Chandrathilaka brings in a decade of work experience from healthcare, BPO, website and web solution development and service industries, which includes working with U.S. clients. He served at Woxzone (Pvt) Ltd from 2004 to 2006 as a Manager and Medigain (Pvt) Ltd from 2007 to 2008 as a Senior Executive –Management IS & IT planning prior joining Duo Software. He holds a B.Sc. Information Technology (Special) from Sri Lanka Institute of Information Technology (SLIIT) and a B.Sc. Finance (Special) from University of Sri Jayewardenepura. He excels in project management, business development and operations.

Sudarshini Rajaratnam - Head of Human Resources Management

Ms. Rajaratnam joined the Company in January 2008 and since November 2015 she has served as the Head of Human Resources. Ms. Rajaratnam was previously employed by ActionAid Internaitonal from 2005 to 2007 as HR Organizational Development Officer/Manager. She worked for Danzas AEI (Sri Lanka) from 2003 to 2005 as a Coordinator ISO/Human Resources Development. Ms. Rajaratnam holds a Master’s in Business Administration from the University of Lincoln (UK). Sudarshini also possesses expertise in ISO Internal Audit and has the ability to handle administration and operations of organizations.

Ajeewan Arumugam - Senior Manager – Head of Product and Market Development

Mr. Arumugam joined the Company in November 2007 and became a Senior Manager and Head of Product and Market Development in April 2017. He was appointed as the Team Lead for Duo World’s Green Team in 2011 and was directly reporting to the Chief Carbon Officer to lead the organization to become the first Carbon Neutral software development company Asia. Mr. Arumugam has substantial experience in the telecommunication industry, BPO sector and IT sector. He joined the Company in 2008 after having worked for Dialog Telekom PLC from 2005 to 2007 as a Contact Center Officer, and Cocoon (Pvt) Ltd from 2007 to 2008 as a Team Lead – Operations. He holds a degree BA (Hons) in Leadership Management from North Umbria University (UK).

Rangika Perera - Senior Manager (Projects and Products Incubation)

Mr. Perera leads the Projects and Products Incubation of Duo World. He joined the Company in June 2010. He worked for Brumby’s International (Pvt) Ltd from 2005 to 2009, as an Assistant Flow Manager, and worked Wakensys (Pvt) Ltd. from 2009 to 2010, as a SEO Consultant. Mr. Perera holds a B.Sc. in Computing and Information Systems from London Metropolitan University (UK). As a Product Incubator, his key responsibilities include managing a product portfolio in multiple industries and domains, managing the business requirements and updating all stakeholders from initiation to planning, execution, monitoring and controlling, and the closure phase of the product. He directly reports to the Chief Architect of Duo World and ensures product development objectives are achieved according to the organization’s roadmap.

Iroshan Kumarasinghe, Senior Manager – Technical

Mr. Kumarasinghe joined the Company in 2008 and he currently leads the technical team of Duo World as the Senior Manager – Technical. He earned a B.Sc. in Information Technology (Special) from the Sri Lanka Institute of Information Technology (SLIIT) and is currently reading for his Master’s in Business Administration, specializing in Management at the Management of Technology, University of Moratuwa.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Note	Bonus ($)	Stock Awards ($)	All other stock compensation ($)	Total ($)

Muhunthan	2018	$105,264		$-	$-	$-	$105,264
Canagasooryam
President, Chief	2017	$108,528		$1,663	$-	$-	$110,191
Architect and Director	2016	$117,627		$2,522	$-	$-	$120,149

Suzannah Jennifer Samuel Perera	2018	$56,115		$-	$697,500	$-	$753,615
Chief Financial	2017	$53,865		$1,646	$-	$-	$55,511
Officer and Director	2016	$49,732		$3,027	$-	$-	$52,759

Mahmud Riad Ameen	2018	$-		$-	$116,250	$-	$116,250
Legal Director and	2017	$-		$-	$-	$-	$-
Director	2016	$-		$-	$-	$-	$-

Director Compensation

We do not have a formal compensation plan for our directors.

Stock Options and Warrants

We have no outstanding stock options or warrants.

SAR Grants Table

There have been no SARS granted to executive officers and directors, since we have no such plans in effect.

Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

There have been no exercises of stock options/SARS by executive officers.

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

We have only three members on our board of directors and do not currently have a compensation committee. However, we intend to expand our board of directors in the fiscal year ending March 31, 2019 by appointing or electing additional directors who will be deemed to be independent directors. The presence of independent directors on our board of directors will allow us to form and constitute a compensation committee of our board of directors.

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

Our board of directors has not set any performance objectives or benchmarks for our fiscal year ending March 31, 2019, as it intends for those objectives and benchmarks to be determined by the compensation committee once it is constituted and then approved by the board. In the event we do not constitute a compensation committee for the current fiscal year ending March 31, 2019, our board of directors will determine any applicable performance objectives or benchmarks and determine appropriate levels of compensation. However, we anticipate that compensation benefits will include competitive salaries, bonuses (cash and equity based), health insurance and stock option plans commensurate with companies of similar size in our industry.

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

STOCK OPTION AND OTHER COMPENSATION PLANS.

The Company awarded 6,542,500 common stock to various employees, including 1,750,000 common stock to two of the Company’s executive officers, 1,500,000 shares to Suzannah Jennifer Samuel Perera, Chief Finance Officer, and 250,000 shares to Mahmud Riad Ameen, Legal Director. The aggregate value of the 6,542,500 shares awarded was $3,010,410 in non-cash compensation. The total number of reserved shares under stock compensation plan is 9,611,665

COMPENSATION OF DIRECTORS

Our directors do not receive any compensation for serving as a member of our board of directors.

No retirement, pension, profit sharing or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

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

Security ownership of certain beneficial owners of our Common Stock by our named executive officers and persons who own 5% or more of our Common Stock:

	Number of		Percentage of
Name and Address of Beneficial Owner	Shares (1)		Ownership (1)

Muhunthan Canagasooryam	85,000,000	(2)	76.03%
(President, Director and 5% or more beneficial owner)
Level 6, No. 403, Galle Road,
Colombo 03, Sri Lanka

Argentum 47, Inc.	5,935,302	(3)	9.03%
(5% or more beneficial owner)
907 S Riverside Dr,
Indialantic FL 32903.

Spearfish Capital Group Limited	4,664,538		7.09%
Vanterpool Plaza, 2nd Floor
Wickhams Cay I, Road Town, Tortala, British Virgin Islands.

Suzannah Jennifer Samuel Perera (Chief Financial Officer and Director) Level 6, No. 403, Galle Road, Colombo 03 Sri Lanka	1,875,000		2.85%

Mahmud Riad Ameen (Legal Director and Director) Level 6, No. 403, Galle Road, Colombo 03 Sri Lanka	312,500		0.005%

All officers and directors as a group (one person)	87,187,500	(2)	77.33%

(1) The numbers and percentages set forth in these columns are based on 65,738,320 shares of Common Stock outstanding and the shareholder’s respective beneficial ownership of 5,000,000 shares of Series “A” Preferred Stock outstanding, as of the date of filing of this Annual Report. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the security holder has sole or shared voting power or investment power and also any shares, which the security holder has the right to acquire within 60 days.

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

(3) Based on the holder’s Schedule 13G/A filed with the SEC on June 22, 2018.

Security ownership of certain beneficial owners of our Series A Preferred Stock by our named executive officers and all other persons who own our Series A Preferred Stock:

	Number of		Percentage of
Name and Address of Beneficial Owner	Shares (1)		Ownership (1)

Muhunthan Canagasooryam
(President, Director and 5% or more beneficial owner)	5,000,000	(1)	100.00%
Level 6, No. 403, Galle Road,
Colombo 03, Sri Lanka

All officers and directors as a group (one person)	5,000,000	(1)	100.00%

(1)	The numbers and percentages set forth in these columns are based on 5,000,000 shares of Series “A” Preferred Stock outstanding and the shareholder’s respective beneficial ownership of 5,000,000 shares of Series “A” Preferred Stock outstanding.
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

The first such loan agreement, dated July 16, 2010 and renewed on March 1, 2018, was between Mr. Canagasooryam, as lender, and Duo Software Private Limited, as borrower. This agreement provided for a loan of Rs. 125,327,561 (U.S. $815,311) with interest rate 8% per annum and is payable upon either accumulating profits sufficient to repay the loan or upon raising equity capital, whichever occurs first.

The second such loan agreement, dated December 1, 2012, and renewed on March 1, 2018 was between Mr. Canagasooryam, as lender, and Duo Software Pte. Limited, as borrower. This agreement provided for a loan of Singapore Dollar S$663,226 (U.S. $505,882) with interest rate 8% per annum and is payable on or before March 1, 2021.

The total owed by the Company to Mr. Canagasooryam under the above two loan agreements was $1,348,193 and $1,168,866 at March 31, 2018 and March 31, 2017, respectively.

In addition to the two loan agreements, from time to time, Mr. Canagasooryam advances small amounts of money to the Company, or pays small amounts of expenses on behalf of the Company, for no interest. These smaller amounts are included in our March 31, 2018 and March 31, 2017 financial statements as “Due to Related Party – Short Term.” As of March 31, 2018, short term loans due to Mr. Canagasooryam amounted to $524,955. As of March 31, 2016, short term loans due to Mr. Canagasooryam amounted to $361,785. These amounts fluctuate from time to time and are sometimes repaid, in part, by the Company. These short term advances and loans by Mr. Canagasooryam are not covered written loan agreements.

Our board of directors approved the two loan agreements and the smaller advances on behalf of the Company and short term loans to the Company and considered them to be fair and reasonable to the Company.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

1)	Audit Fees: We have recognized an expense of $24,561 for our auditors, Manohar Chowdhry & Associates, for the audit of annual financial statements for the year ended March 31, 2018 and quarterly reviews for three quarters.

A fee of $17,294 was recorded as the audit of annual financial statements for the year ended March 31, 2018.

2)	Audit-Related Fees: During fiscal years ended March 31, 2018 and 2017, our auditors did not receive any fees for any audit-related services.

3)	Tax Fees: None.

4)	All Other Fees. None.

5)	Audit Committee’s Pre-Approval Policies and Procedures.

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

During the 2018 and 2017 fiscal years, the Company used the following pre-approval procedures related to the selection of our independent auditors and the services they provide: unanimous consent of all directors via a board resolution.

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

(b) See Exhibit Index below for exhibits required by Item 601 of Regulation S-K.

Duo World, Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2018 and 2017

F-1

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Duo World Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Duo World Inc. and its subsidiaries (“the Company”) as of March 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows, for each of the two years in the period ended March 31, 2018, and the related notes (collectively referred to as the ‘consolidated financial statements’). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion . Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis , evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Manohar Chowdhry & Associates

Chartered Accountants

We are serving as the Company’s auditor since 2016
Bengaluru, India

Date:25/06/2018

Duo World, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2018	March 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$25,798	$25,084
Accounts receivable - trade	369,232	621,670
Prepaid expenses and other current assets	523,000	257,376
Accrued Revenue	148,714	70,174
Total Current Assets	1,066,744	974,304

Non Current Assets
Property and equipment, net of accumulated depreciation of $255,654 and $248,326 respectively	43,494	48,087
Intangible asset	732,939	580,899
Deferred taxes	-	30,864
Total Non Current Assets	776,433	659,850
Total Assets	$1,843,177	$1,634,154

LIABILITIES and SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$367,620	$307,616
Short term borrowings	690,139	473,838
Payroll, employee benefits, severance	458,717	284,285
Due to related parties	524,955	361,785
Payable for acquisition	185,762	185,762
Taxes payable	126,716	82,669
Accruals and other payables	131,550	169,746
Lease creditors	9,696	-
Deferred revenue	-	16,420
Total Current liabilities	2,495,155	1,882,121

Long Term Liabilities
Due to related parties	1,348,193	1,168,866
Lease creditors	10,129	-
Employee Benefit Obligation	154,032	-
Total Long Term liabilities	1,512,354	1,168,866

Total liabilities	$4,007,509	$3,050,987
Commitments and contingencies (Note 18)
Shareholders’ Deficit
Ordinary shares: $0.001 par value per share; 400,000,000 shares authorized; 52,590,654 and 38,567,467 shares issued and outstanding, respectively	$52,591	$38,567
Convertible series “A” preferred shares: $0.001 par value per share; 10,000,000 shares authorized; 5,000,000 and 5,500,000 shares issued and outstanding, respectively	5,000	5,500
Additional Paid in Capital	5,767,533	907,456
Accumulated deficit	(8,059,437)	(2,481,117)
Accumulated other comprehensive income	69,981	112,761
Total shareholders’ deficit	(2,164,332)	(1,416,833)
Total Liabilities and Shareholders’ Deficit	$1,843,177	$1,634,154

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the years ended,
	March 31, 2018	March 31, 2017

Revenue	$791,876	$1,116,324
Cost of sales (exclusive of depreciation presented below)	(311,292)	(344,927)
Gross income	$480,584	$771,397

Operating Expenses
Research and development	$-	$40,201
General and administrative	819,785	715,126
Salaries and benefits	351,464	398,431
Stock based compensation	3,010,410	-
Professional services- Investment advisory	1,352,113	-
Selling and distribution	13,268	15,720
Depreciation	30,962	60,478
Amortization of web site development	358	2,039
Allowance for bad debts	230,821	133,525
Employee Benefit Obligation	152,719	-
Total operating expenses	5,961,880	1,580,120

Loss before other income (expenses)	$(5,481,296)	$(808,723)

Other income (expenses):
Gain / (Loss) on disposals	$128	$93
Other income	64	440
Bank charges	(4,287)	(4,580)
Exchange gain / (loss)	616	40,643
Interest expenses	(89,044)	(29,133)
Total other income (expenses)	(92,523)	7,463

Loss before provision for income taxes	$(5,573,819)	$(801,260)
Provision for income taxes	-	11,934
Net loss	$(5,573,819)	$(789,326)

Basic and Diluted Loss per Share	$(0.13)	$(0.02)
Basic and Diluted Weighted Average Number of Shares Outstanding	42,987,985	38,528,359

Comprehensive Income / (Loss):
(Loss) / gain on foreign currency translation	$(42,780)	$35,932
Net loss	(5,573,819)	(789,326)
Comprehensive Loss	$(5,616,599)	$(753,394)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Deficit

For the years ended March 31, 2018 and 2017

							Accumulated	Total
	Common Share Capital		Preferred Share Capital		Additional Paid-in	Accumulated	Other Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

March 31, 2016	38,060,000	$38,060	5,500,000	$5,500	$601,560	$(1,733,937)	$76,829	$(1,011,988)

Stock issued for services	286,133	286	-	-	214,314	-	-	214,600

Stock issued to PPM investors	201,334	201	-	-	150,799	-	-	151,001

Stock issued as payment for	20,000	20	-	-	14,980	-	-	15,000
accrued interest

Net loss	-	-	-	-	-	(789,326)	-	(789,326)
								-
Prior year adjustments	-	-	-	-	(74,197)	42,146	-	(32,051)

Other comprehensive income	-	-	-	-	-	-	35,932	35,932

March 31, 2017	38,567,467	$38,567	5,500,000	$5,500	$907,456	$(2,481,117)	$112,761	$(1,416,833)

Stock issued for services	2,549,187	2,549	-	-	1,856,141	-	-	1,858,690

Stock issued to employees under ESOP plan	6,474,000	6,474	-	-	3,003,936	-	-	3,010,410

Conversion of preferred stock to common stock	5,000,000	5,000	(500,000)	(500)	-	(4,500)	-	-

Net loss	-	-	-	-	-	(5,573,819)	-	(5,573,819)

Other comprehensive loss	-	-	-	-	-	-	(42,780)	(42,780)

March 31, 2018	52,590,654	$52,591	5,000,000	$5,000	$5,767,533	$(8,059,437)	$69,981	$(2,164,332)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended,
	March 31, 2018	March 31, 2017

Operating activities:
Loss before provision for income taxes	$(5,573,819)	$(801,260)

Adjustments to reconcile net loss before provision for income taxes Cash provided by operating activities:
Depreciation	31,320	62,517
Allowance for bad debts	230,821	133,525
Product development cost written off	113,363	147,326
Stock issued for services	1,858,690	214,600
Stock issued as payment for accrued interest	-	15,000
Stock issued to employees under ESOP plan	3,010,410	-
Prior year adjustments	-	(32,051)

Changes in assets and liabilities:
Accounts receivable - trade	21,617	(242,513)
Prepayments	(344,165)	(46,649)
Accounts Payable	60,004	(69,760)
Payroll, employee benefits, severance	174,431	162,890
Short term overdraft - Pan Asia Bank	216,302	246,260
Due to relates parties	163,170	198,047
Taxes payable	44,048	55,625
Accruals and other payables	(54,616)	92,771
Lease Creditors	19,825	-
Employee benefit obligation	154,032	-
Deferred taxes	30,864	(12,794)
Net cash provided by operating activities	$156,297	$123,535

Cash Flows used in investing activities:
Acquisition of Property and Equipment	(28,426)	(10,133)
Sale proceeds of disposal of Property and Equipment	443	92
Intangible asset	(277,812)	(365,216)
Net cash used in investing activities	$(305,795)	$(375,257)
Cash flows from financing activities:
Long-term due to related parties	179,327	-
Proceeds from issuance of common stock to PPM investors	-	151,001
Net cash provided by financing activities	$179,327	$151,001
Net (decrease) / increase in cash	$29,828	$(100,723)
Effect of exchange rate changes on cash	(29,115)	34,701
Cash, beginning of year	$25,084	$91,106
Cash, end of year	$25,798	$25,084

Supplemental disclosure of cash flow information:
Cash paid for interest	$85,682	$29,132
Cash paid for income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:

Common shares issued for services	$1,858,690	$214,600
Accrued interest converted into common shares	$-	$15,000
Common shares issued upon conversion of preferred shares	$5,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Duo World Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

Note 1 - Organization and Nature of Operations

Duo World Inc. (hereinafter referred to as “Successor” or “Duo”) a reporting company since September 26, 2016, was organized under the laws of the state of Nevada on September 19, 2014.Duo Software (Pvt.) Limited (hereinafter referred to as “DSSL” or “Predecessor”), a Sri Lanka based company, was incorporated on 22nd September 2004, in the Democratic Socialist Republic of Sri Lanka, as a limited liability company. Duo Software (Pte.) Limited (hereinafter referred to as “DSS” or “Predecessor”), a Singapore based company, was incorporated on 5th June 2007 in the Republic of Singapore as a limited liability company. DSS also includes its wholly-owned subsidiary, Duo Software India (Private) Limited (India) which was incorporated on 30th August 2007, under the laws of India.

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

Note 2 - Basis of Presentation

The Company has prepared the accompanying consolidated financial statements and accompanying notes in accordance with accounting principles generally accepted in the United States of America (” U.S. GAAP”). All amounts in the consolidated financial statements are stated in U.S. dollars.

We have recast certain prior period amounts to conform to the current period presentation, with no impact on consolidated net income or cash flows.

Going Concern

The Group has incurred a net loss of $5,573,819 and $789,326 during the financial years ended March 31, 2018 and 2017 respectively, As at March 31, 2018 and March 31, 2017, the Group’s current liabilities exceeded current assets by $1,428,411 and $907,817 and Shareholders deficit as at March 31, 2018 and 2017 has been $2,164,332 and $1,416,833. The Group has outstanding statutory dues towards Employee provident fund and employee trust fund as at March 31, 2018 and 2017 $388,630 and $269,781 respectively.

The financial statements of the Group have been prepared on a going concern. The Group has operating losses as mentioned in the above paragraph. However, the same were incurred as one-time expenditure incurred for incorporation and listing of the company. The Company has operating cash inflows of $156,297 and $123,535 respectively during the year ended March 31, 2018 and March 31, 2017.

	March 31, 2018	March 31, 2017	March 31, 2016	March 31, 2015

Net profit/ (loss)	(5,573,819)	(789,326)	(559,955)	75,819
Cost incurred for Duo World	1,464,992	375,612	411,862	505,750
Stock based compensation	3,010,410	-	-	-
Net profit/ (loss) excluding Duo World Expenses	(1,098,417)	(413,714)	(148,093)	581,569

Further, the Company has entered into contracts with the clients for the products launched during the year 2017-18 and it is confident that the projects shall generate sufficient revenue to offset the operating losses.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2018 and 2017, there were no cash equivalents.

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

Post Retirement Benefit Plan

The company has gratuity as it post employment plan for all the eligible employees. The recognition for the gratuity plan is as below:-

The expected postretirement benefit obligation (EPBO) is the actuarial present value (APV) as of a specific date of the benefits expected to be paid to the employee, beneficiaries, and covered dependents.

Measurement of the EPBO is based on the following:

1. Expected amount and timing of future benefits

2. Expected future costs

3. Extent of cost sharing

The EPBO includes an assumed salary progression for a pay-related plan. Future compensation levels represent the best estimate after considering the individual employees involved, general price levels, seniority, productivity, promotions, indirect effects, and the like.

The APBO is the APV as of a specific date of all future benefits attributable to service by an employee to that date. It represents the portion of the EPBO earned to date. After full eligibility is attained, the APBO equals the EPBO. The APBO also includes an assumed salary progression for a pay-related plan.

Revenue Recognition, Deferred & Accrued Revenue

The Company recognizes revenue from the sale of software licenses and related services. The Company revenue recognition policy follows guidance from Accounting Standards Codification(ASC) 606, Revenue from contract with customers. Revenue is recognized when the Company transferred promised goods and services to the customer and in the amount that reflect the consideration to which the company expected to be entitled in exchange for those goods and services.

Following five steps are followed in recognizing revenue from contracts:

●	Identify the Contract ,or Contract with the customer;
●	Identify the performance obligation of the contract;
●	Determine the transaction price;
●	Allocate the transaction price to the performance obligations in the contract and;
●	Recognize revenue when or as the company satisfies a performance obligation.

The Company typically licenses its products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the number of site installations and the number of authorized users. Currently, Duo is offering two products from which it generates its revenue they are “Duo Subscribe” and “FaceTone”. Duo sells its software license along with software implementation and annual maintenance services under an agreement with various clients. The Company raises invoice on key milestone basis, as defined in the agreement and recognizes revenue after satisfying the performance obligations. Revenues from consulting and training services are typically recognized as the services are performed.

The Company offers annual maintenance programs on its licenses that provide for technical support and updates to the Company’s software products. Initial Annual Maintenance fees are bundled with license fees in the initial licensing period and recognized when the performance obligation of license fee is met. However, subsequent renewals of annual maintenance are charged separately for renewals. Fair value for maintenance is based upon either renewal rates stated in the contracts or separate sales of renewals to customers. Revenue is recognized ratably, or daily, over the term of the maintenance period, which is typically one year.

For the years ended March 31, 2018 and 2017, the Company received only cash as consideration for sale of licenses and related services rendered.

For the years ended March 31, 2018 and 2017, the Company had following concentrations of revenues with customers:

Customer	March 31, 2018	March 31, 2017

DEN Networks	46.48%	33.74%
Development Services	10.27%	0.89%
LOLC	9.95%	0.00%
Commercial Bank	8.06%	0.00%
Topas TV	6.33%	7.23%
Mediatama	3.82%	2.95%
Sri Lanka Telecom	2.32%	1.50%
Bank of Ceylon	3.47%	1.64%
Megamedia	0.00%	35.72%
Hutchison	0.00%	7.45%
Other Misc. customers	9.29%	8.88%
	100.00%	100.00%

For the years ended March 31, 2018 and 2017, the company had following sales by products:

Product	March 31, 2018	March 31, 2017

Duo Subscriber	$487,356	$928,905
Duo Contact	-	159,393
Software hosting and reselling	19,288	16,771
FaceTone	203,739	11,255
Development Services	81,493	-
	$791,876	$1,116,324

Significant Judgments

The company’s contract with customers includes multiple Software products and services to deliver and in the most of the contract the price of the separately identifiable features are stated separately. In the event the price of the multiple product and services are not mentioned in the agreement company allocate transaction price estimating the standalone selling price of the promised Products and the services. The determination of standalone selling price for each performance obligation requires judgments. Company determines standalone selling price for performance obligations based on overall pricing strategies, which consider market in which the company operates, historical data analysis, number of users of the product or services, size of the customer and the market price of the hardware used.

Contract Balances

When the timing of revenue recognition differs from the timing of invoicing for contract with customers differed revenue and accrued revenue/ unbilled accounts receivables recognized by the Company. Revenue under Software Implementation contracts are invoices on stages of completion as stipulates in the agreement and the revenue recognized when the performance obligations are met and customer sign the user acceptance test(UAT). Company invoice software license fee and royalty fee at the end of the period according to the customer agreement and accrued revenue/ Unbilled revenue recognize for the relevant period. The maintenance fee is invoiced beginning of the period and company recognize as Differed revenue in the financial statements.

Company recognized $ 27,449 revenue as at March 31, 2018 from a contact with customer as the performance obligations are completed in this year. Company has a contract balance of $78,795 from a customer as at March 31, 2018 and the company is waiting for the customer confirmation to deliver the balance product and services.

Refer Note- 5 for “Accounts receivables and Provision for doubtful debts”

Segment Information

The Company has determined that its Chief Executive Officer is its Chief Operating Decision Maker. The Company’s executive reviews financial information presented on a consolidated basis for the purposes of assessing the performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reportable segment.

Deferred Revenue - Deferred revenue represents advance payments for software licenses, services, and maintenance billed in advance of the time revenue is recognized. As at March 31, 2018, there were no differed revenue recognized and in 2017, deferred revenue recognized was $16,420.

Accrued Revenue/Unbilled Accounts Receivable - Accrued revenue/Unbilled accounts receivable primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period. As at March 31, 2018 and 2017, unbilled/accrued revenues were $148,714 and $70,174 respectively.

Company assessed that the impact of adoption of the new revenue standard for the Consolidated balance sheet, Consolidated statement Of operations and Comprehensive Income, and the Consolidated statement of Cash Flow as at March 31, 2017 is immaterial, and the following table summarizes the impact of adoption of the new revenue standard for the year ended March 31, 2018.

Consolidated Balance sheet

	March 31, 2018
	Prior to adoption of New Revenue Standard March 31, 2018	Adjustment for new Revenue Standard	March 31, 2018 as adjusted
Current Assets
Accrued Revenue	119,427	29,287	148,714

Total Liabilities and Shareholders’ Deficit
Accumulated deficit	(8,088,475)	29,038	(8,059,437)

Company has no contract liabilities and asset recognized for cost to fulfill a requirement of a customer as at March 31, 2018.

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

During the years ending on March 31, 2018 and 2017, product research and development cost of $277,812 and $365,216, respectively, were capitalized as “Intangible assets”.

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expenses were incurred during the years ended March 31, 2018 and 2017.

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

Comprehensive Income

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from April 1, 2015 through March 31, 2018, includes only foreign currency translation gains (losses), and is presented in the Company’s consolidated statements of comprehensive income.

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the years ending on March 31, 2018 and 2017 were as follows:

Foreign Currency Translation gains (losses)

Balance, March 31, 2016	$76,829
Translation rate gain (loss)	35,932
Balance, March 31, 2017	$112,761
Translation rate gain (loss)	(42,780)
Balance, March 31, 2018	$69,981

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, September 2017 and November 2017 within ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12, ASU 2017-13 and ASU 2017-14, respectively (collectively, Topic 606). Topic 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Topic 606 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates will be required within the revenue recognition process than are required under current GAAP (Accounting Standards Codification 605). Topic 606 is effective for the Company’s annual and interim reporting periods beginning January 1, 2018 (“effective date”).

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company adopted the new standard effective January 1, 2018 using the modified retrospective method.

The Company anticipates the adoption of this standard will result in significant changes in the way we account for License fee, Implementation fee, Annual Maintenance fee.

The adoption of this standard is expected to have impact on the recognition or timing of revenue.

The Company currently anticipates the adoption of this standard will result in a decrease to accumulated deficit of $ 21.64 million to $ 21.85 million related to recognition of deferred annual maintenance contract. In addition, the new standard will expand the disclosures made in our consolidated financial statements included disaggregation of revenue, information on contract balance, performance obligations and remaining performance obligations.

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

Note 5 – Accounts Receivable

Following is a summary of accounts receivable as at March 31, 2018 and 2017;

	March 31, 2018	March 31, 2017
Accounts receivable – Trade	$576,775	$754,783
Less: Provision for doubtful debts	(207,543)	(133,113)
	$369,232	$621,670

At March 31, 2018 and 2017, the Company had following concentrations of accounts receivables with customers:

Customer	March 31, 2018	March 31, 2017
Megamedia	56.37%	63.68%
Topas	14.83%	7.24%
Commercial bank	7.85%	0.00%
Development Services	5.04%	0.80%
Bank of Ceylon	4.61%	0.00%
Mediatama	3.39%	1.29%
Sri Lanka Telecom	1.91%	1.42%
DEN Networks	1.86%	15.99%
Dish Media	0.00%	5.88%
MediaNet	0.00%	1.14%
Other 8 receivables	4.14%	2.56%
	100.00%	100.00%

Note 6 – Prepaid Expenses and Other Current Assets

Following is a summary of prepaid expenses and other current assets as at March 31, 2018 and 2017;

	March 31, 2018	March 31, 2017
Security deposits	$67,348	$29,621
Prepayment for other professional services	438,598	-
ESC receivable	5,688	5,826
Insurance prepayment	1,160	1,435
Prepayments	1,370	10,580
WHT receivable	-	201,362
Staff loan and advances	-	100
Travel advance	-	295
Supplier advance	136	4,398
Other receivables	8,700	3,759
	$523,000	$257,376

During the year ended March 31, 2018 company has written off WHT receivables of $189,121 as the recoverability of the WHT asset is uncertain.

Note 7– Property and Equipment

Following table illustrates net book value of property and equipment as at March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
Office equipment	2,054	$9,465
Furniture & fittings	138,752	139,377
Computer equipment (Data Processing Equipment)	122,443	131,909
Improvements to lease hold assets	21,221	1,894
Website Development	14,678	13,768
	299,148	296,413
Accumulated depreciation and amortization	(255,654)	(248,326)
Net fixed assets	$43,494	$48,087

Depreciation and amortization expense for the years ended March 31, 2018 and 2017 was $31,320 and $62,517 respectively.

Note 8 – Intangible assets

Intangible assets comprise of capitalization of certain costs pertaining to products development which meets the criteria as set forth above under Note 3. Following table illustrates the movement in intangible assets as at March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
Opening Balance	$580,899	$382,352
Add: Costs capitalized during the year	277,812	365,216
Less: Amount Written-off	(113,363)	(147,326)
Translational gain	(12,409)	(19,343)
Net Intangible Assets	$732,939	$580,899

Note 9 – Short-term borrowings

Following is a summary of short-term borrowings as at March 31, 2018 and 2017;

	March 31, 2018	March 31, 2017
PAN Asia Bank – Short term overdraft	$440,609	$460,088
PAN Asia Bank – Loan	162,636	-
Commercial bank	53,571	4,753
Senkadagala Finance	33,323	-
Prosperous Capital	-	8,997
	$690,139	$473,838

Bank overdraft facility, obtained from Pan Asia Banking Corporation PLC, contains an interest rate of 15.25% per annum up to $ 239,765 and 15.86% per annum up to $434,004.

Note 10 – Due to Related Parties

Due to Related Parties – Short term

From time to time, the Company receives advances from related parties such as management, directors or principal shareholders in the normal course of business. Loans and advances received from related parties are unsecured and non-interest bearing. Balances outstanding to these persons for less than 12 months are presented under current liabilities in the accompanying consolidated financial statements. As of March 31, 2018 and 2017, the Company owed directors $524,955 and $361,785 respectively.

Due to Related Parties – Long term

Balances outstanding to related parties for more than 12 months are presented under long-term liabilities in the accompanying consolidated financial statements. As of March 31, 2018 and 2017, the Company owed directors $1,348,193 and $1,168,866 respectively.

Note 11 – Taxes Payables

The taxes payable comprise of items listed below as at March 31, 2018 and 2017;

	March 31, 2018	March 31, 2017
PAYE	$117,805	$73,611
VAT payable	-	14
Stamp Duty Payable	34	48
Tax payable	8,877	8,996
	$126,716	$82,669

Note 12 – Accruals and Other Payables

Following is a summary of accruals and other payables as at March 31, 2018 and 2017;

	March 31, 2018	March 31, 2017
Audit fee payable	$22,260	$20,906
Accruals	29,128	81,696
Other payables	78,745	67,144
Accrued interest	1,417	-
	$131,550	$169,746

Note 13 – Cost of Revenue

Following is the summary of cost of revenue for the years ending March 31, 2018 and 2017;

	March 31, 2018	March 31, 2017
Purchases	$50,517	$41,959
Implementation and onsite support cost	27,303	42,406
Product development cost written off	113,363	147,326
Consultancy, contract basis employee cost	6,773	19,950
Developer support and implementation	68,235	87,546
Development services	37,706	-
Cost of services	7,395	5,740
	$311,292	$344,927

Note 14 – General and Administrative Expenses

Following is the summary of general and administrative expenses for the years ending March 31, 2018 and 2017;

	March 31, 2018	March 31, 2017
Directors remuneration	$151,317	$108,827
EPF	42,719	46,317
ETF	10,680	11,579
Bonus	-	24,701
Vehicle allowance	37,539	54,393
Office rent	66,649	76,725
Consulting fee	51,300	78,500
Irrecoverable Tax	265,565	46,631
Audit fees	30,001	45,120
Software Rentals	24,907	25,099
Legal fees	18,675	499
Staff welfare	10,832	24,572
Electricity charges	14,110	15,959
Internet charges	12,644	13,449
Professional fees	12,567	21,990
Office maintenance	11,482	18,046
Telephone charges	8,506	12,177
Travelling expense	3,630	3,640
Printing and stationery	1,141	1,855
Office expenses	2,732	2,383
Computer maintenance	4,565	5,757
Courier and postage	968	678
Security charges	2,815	3,688
Training and development	-	169
Insurance expense	1,611	2,264
Gratuity	7,369	29,684
Secretarial fees	730	10,288
Other professional services	7,443	19,162
Fee and Subscription	3,025	2,695
OTC market fees	5,000	-
Government taxes	19	199
Stamp Duty expense	1,245	1,403
Public relations	3,362	-
Event coordination expenses	2,580	-
Penalties/ Late payment charges	1,273	5,105
Other expenses	764	1,572
	$819,765	$715,126

Note 15 – Selling and Distribution Expenses

Following is the summery of selling and distribution expenses for the years ending March 31, 2018 and 2017;

	March 31, 2018	March 31, 2017
Marketing Expenses	$1,224	$1,662
Vehicle hire charges	6,192	6,384
Foreign Travel	102	2,432
Visa expenses	-	251
Vehicle running expenses	4,644	4,788
Gift and donations	1,106	203
	$13,268	$15,720

Note 16 – Income Taxes

Income Tax expense consist of the following;

	March 31, 2018	March 31, 2017

Current Taxes Nevada	$-	$-
Sri Lanka	-	-
Singapore	-	11,934
Total Income Tax Expense	$-	$11,934

The income tax provision differs from the amount of tax determined by applying the federal statutory rate on account of the following items;

●	Brought forward losses
●	Unabsorbed Depreciation

The Components of deferred tax assets and Liabilities are as follows;

	March 31, 2018	March 31, 2017
Deferred tax asset arising from tax effect of :
Carry forward Losses and Unabsorbed Depreciation	-	36,165
Less: Valuation allowance	-	5,301
Total deferred tax asset (non-current)	-	30,864

Total deferred tax liability	Nil	Nil

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes.

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of March 31, 2018 Company reversed differed tax asset considering the continuous tax losses incurred in the subsidiary company and it is uncertain that the tax asset will be realized. In the fiscal year ended March 31, 2017, Company had recognized Differed tax asset $ 30,864 and valuation allowance of approximately $5,301 has been provided in the financial statements.

Since Duo does not have any undistributed earnings, the Company has not recorded a deferred tax liability associated with the foreign earnings as of March 31, 2018 and 2017. However, to deferred tax asset has been recorded associated with Unabsorbed Business Losses and Depreciation

The Company is not subject to any foreign income taxes for the years ended March 31, 2018 and 2017. The Company may be subject to examination by the Internal Revenue Service (“IRS”) and state taxing authorities for 2018 and 2017 tax years.

Note 17 - Equity

(A)	Common Stock

As at March 31, 2018, the Company has 400,000,000 authorized common shares having a par value of $0. 001. The ordinary shares have been designated with the following rights:

●	Voting rights: Common shareholders can attend at annual general meeting to cast vote or use a proxy.

●	Right to elect board of directors: Common shareholders control the Company through their right to elect the company’s board of directors.

●	Right to share income and assets: Common shareholders have the right to share company’s earnings equally on a per-share basis in the form of dividend. Similarly, in the event of liquidation, shareholders have claim on assets that remain after meeting the obligation to accrued taxes, accrued salary and wages, creditors including bondholders (if any) and preferred shareholders. Thus, common shareholders are residual claimants of the company’s income and assets.

During the year ended March 31, 2018, the Company issued following common shares:

Date	Type	No. of Shares	Valuation
06/30/2017	Stock issued for services	140,000	$51,800
08/23/2017	Stock issued for services	1,391,816	1,043,862
08/23/2017	Stock issued for services	947,371	710,528
09/18/2017	Stock issued for services	70,000	52,500
01/02/2018	Stock issued to employees under ESOP plan	6,474,000	3,010,410
			$4,869,100

During the year ended March 31, 2018, 500,000 convertible series “A” preferred shares were converted into 5,000,000 common stock at par at a ratio of one preferred share to ten common shares.

(B)	Preferred Stock

As at March 31, 2018, the Company has 10,000,000 authorized series “A” preferred shares having a par value of $0.001 per share.

The preferred shares have been designated with the following conversion rights:

●	One preferred share will convert into ten (10) common shares no earlier than 24 months and 1 day after the issuance.

Note 18 - Commitments and Contingencies

The Company consults with legal counsel on matters related to litigation and other experts both within and outside the Company with respect to matters in the ordinary course of business. The Company does not have any contingent liabilities in respect of legal claims arising in the ordinary course of business.

Duo entered into a lease commitment for its Sri Lanka office amounting to $117,098 with Happy Building Management Company for a period of 3 years .Duo entered in to another lease commitment for its Indian office amounting to $ 1,256 on April 1, 2018 with Regus Office Center Services Pvt Limited for a period of 1 year.

Guarantees provided by the company existed on the balance sheet date are as follows:

Date	Description	Amount
9/23/2011	Performance Bond for BOC Tender	$9,771
5/15/2013	Guarantee for Lanka Clear	2,053
7/31/2014	Guarantee for SLT	553
8/10/2015	Guarantee for LOLC	1,561
1/25/2018	Security deposit- Senkadagala Finance	48,791
		$62,729

Note 19 - Subsequent Events

Company issued special stock dividend to the shareholders of common stock as at May 29, 2018 in the amount of one quarter of one share of common stock for each existing common share. Total number of shares issued under the said dividend share issue was 13,147,666.

Note 20 - General

Figures have been rounded off to the nearest dollar and the comparative figures have been re-arranged / reclassified, wherever necessary, to facilitate comparison.

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B

Exhibit No.	Document Description

3(i).1*	Articles of Incorporation of Duo World, Inc. filed September 19, 2014, with the Secretary of State of Nevada.

3(i).2*	Certificate of Amendment to the Articles of Incorporation of Duo World, Inc. approved by the Secretary of State of Nevada.

3(i).3***	Certificate of Amendment to the Articles of Incorporation of Duo World, Inc. approved by the Secretary of State of Nevada on January 19, 2018.

3(ii)*	By-Laws of Duo World, Inc.

4.1*	Certificate of Designation of Series “A” Preferred Stock approved by the Secretary of State of Nevada.

10.1*	Amended and Restated Purchase Agreement, dated December 3, 2014, between Duo World, Inc. and Muhunthan Canagasooryam for the acquisition of Duo Software (Pvt.) Limited, a Sri Lankan company, by Duo World Inc. from Mr. Canagasooryam.

10.2*	Amended and Restated Purchase Agreement, dated December 3, 2014, between Duo Software, Inc. and Koshala Nishaharan for the acquisition of Duo Software (Pte.) Limited, a Singaporean company, by Duo World, Inc. from Koshala Nishaharan.

10.3*	Loan Agreement, dated July 16, 2010, between Duo Software (Private) Limited, a Sri Lankan company, as borrower, and Muhunthan Canagasooryam, as lender.

10.4*	Loan Agreement, dated December 1, 2012, between Duo Software (Pte.) Ltd, a Singaporean company, as borrower, and Muhunthan Canagasooryam, as lender.

10.5*	End-User Software License Agreement, dated November 9, 2011, between Duo Software (Pvt) Ltd. and Bank of Ceylon.

10.6***	Loan Agreement, dated March 1, 2018, between Duo Software (Pte.) Ltd, a Singaporean company, as borrower, and Muhunthan Canagasooryam, as lender.

10.7***	Loan Agreement, dated July 16, 2010, between Duo Software (Private) Limited, a Sri Lankan company, as borrower, and Muhunthan Canagasooryam, as lender.

10.8***	Loan Agreement, dated July 16, 2010, between Duo World, Inc., a Nevada, U.S.A. company, as borrower, and Muhunthan Canagasooryam, as lender.

14*	Code of Business Conduct and Ethics.

21***	Subsidiaries.

31.1 ***	Certification under Section 302 of Sarbanes-Oxley Act of 2002
31.2 ***	Certification under Section 302 of Sarbanes-Oxley Act of 2002
32.1 *** 32.2 ***	Certification under Section 906 of Sarbanes-Oxley Act of 2002 Certification under Section 906 of Sarbanes-Oxley Act of 2002

*Incorporated by reference to the Company’s Form S-1 Registration Statement (File No. 333-211460) declared effective by the SEC on September 26, 2016.

**Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2018.

*** Filed herewith.

24

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duo World, Inc.

Dated: June 29, 2018	By:	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
	Its:	President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: June 29, 2018	By:	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
	Its:	President and Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 29, 2018	By:	/s/ Suzannah Jennifer Samuel Perera
Suzannah Jennifer Samuel Perera
	Its:	Chief Financial Officer, and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: June 29, 2018	By:	/s/ Mahmud Riad Ameen
Mahmud Riad Ameen
	Its:	Director

25