Form 10-Q
period 2018-06-30
DUO WORLD INC
filed 2018-08-20
CIK 1635136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 20, 2018, there were 65,738,320 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Duo World, Inc. and Subsidiaries

Consolidated Financial Statements

June 30, 2018

(Unaudited)

F-1

Duo World, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2018	March 31, 2018
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$7,779	$25,798
Accounts receivable - trade	301,670	369,232
Prepaid expenses and other current assets	94,331	523,000
Accrued Revenue	122,561	148,714
Total Current Assets	526,341	1,066,744

Non-Current Assets
Property and equipment, net of accumulated depreciation of $252,383 and $255,654 respectively	40,611	43,494
Intangible assets	766,491	732,939
Total Non-Current Assets	807,102	776,433

Total Assets	$1,333,443	$1,843,177

LIABILITIES and SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$391,422	$367,620
Short term borrowings	663,561	690,139
Payroll, employee benefits, severance	557,392	458,717
Due to related parties	563,219	524,955
Payable for acquisition	185,762	185,762
Taxes payable	132,098	126,716
Accruals and other payables	156,206	131,550
Lease creditors	13,454	9,696
Deferred revenue	14,073	-
Total Current Liabilities	$2,677,187	$2,495,155

Long Term Liabilities
Due to related parties	1,344,464	1,348,193
Lease creditors	7,169	10,129
Employee Benefit Obligation	148,478	154,032
Total Long Term liabilities	1,500,111	1,512,354

Total Liabilities	$4,177,298	$4,007,509

Commitments and contingencies (Note 16)

Shareholders’ Deficit
Ordinary shares: $0.001 par value per share; 400,000,000 shares authorized; 65,738,320 and 52,590,654 shares issued and outstanding, respectively	65,738	52,591
Convertible series “A” preferred shares: $0.001 par value per share; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Additional paid in capital	11,539,358	5,767,533
Accumulated deficit	(14,562,711)	(8,059,437)
Accumulated other comprehensive income	108,760	69,981
Total Shareholders’ Deficit	(2,843,855)	(2,164,332)

Total Liabilities and Shareholders’ Deficit	$1,333,443	$1,843,177

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the three months ended June 30, 2018 and June 30, 2017 (Unaudited)

	June 30, 2018	June 30, 2017

Revenue	$149,203	$210,812
Cost of sales (exclusive of depreciation presented below)	(61,820)	(86,750)
Gross income	$87,383	$124,062

Operating Expenses
General and administrative expenses	$119,112	$148,569
Salaries and benefits	70,338	84,251
Professional services- Investment advisory	438,598	-
Selling and distribution expenses	2,684	3,055
Depreciation	6,937	7,091
Amortization of web site development	446	381
Allowance for bad debts	100,562	30,601
Total operating expenses	$738,677	$273,948

Loss from operations	$(651,294)	$(149,886)

Other income (expenses):
Gain / (Loss) on disposals	$-	$32
Other income	266	602
Bank charges	(730)	(994)
Exchange gain / (loss)	(4,085)	6,225
Interest expense	(53,939)	(17,851)
Total other expenses	$(58,488)	$(11,986)

Loss before provision for income taxes	$(709,782)	$(161,872)

Provision for income taxes	-	-

Net loss	$(709,782)	$(161,872)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	56,780,570	38,567,467

Comprehensive Income / (Loss):
(Loss) / gain on foreign currency translation	38,779	(5,962)
Net loss	(709,782)	(161,872)
Comprehensive Loss	$(671,003)	$(167,834)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the three months ended June 30, 2018 and June 30, 2017 (Unaudited)

	June 30, 2018	June 30, 2017

Cash flows from operating activities:
Loss before provision for income taxes	$(709,782)	$(161,872)

Adjustments to reconcile loss before provision for income taxes to cash provided by / (used in) operating activities:
Depreciation	7,383	7,472
Allowance for bad debts	100,562	30,601
Gain on disposals of property and equipment	-	(32)
Product development cost written off	19,536	27,384
Stock issued for services	-	51,800
Prior year adjustments	4,465	-

Changes in assets and liabilities:
Accounts receivable - trade	(33,000)	(113,385)
Prepayments	428,669	41,587
Accounts Payable	23,802	44,272
Short term borrowing	(26,578)	(14,503)
Payroll, employee benefits, severance	98,675	29,763
Due to relates parties	38,264	151,105
Taxes payable	5,382	4,009
Accruals and other payables	52,695	(12,010)
Employee benefit obligation	(5,554)	-
Deferred taxes	-	53
Net cash provided by / (used in) operating activities	$4,519	$86,244

Cash Flows used in investing activities:
Acquisition of Property and Equipment	(945)	-
Sale proceeds of disposal of Property and Equipment	29	282
Intangible assets	(67,102)	(65,426)
Net cash used in investing activities	$(68,018)	$(65,144)

Cash flows from financing activities:	-	-

Net cash provided by financing activities	$-	$-

Net increase / (decrease) in cash	$(63,499)	$21,100

Effect of exchange rate changes on cash	45,480	(752)

Cash, beginning of period	$25,798	25,084

Cash, end of period	$7,779	$45,432

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,837	$16,276

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common shares issued for services received	$-	$51,800
Common shares issued as a Dividend payment	$5,784,973	$-

The accompanying notes are an integral part of these consolidated financial statements.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

June 30, 2018

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

On December 3, 2014, Duo Software (Pvt.) Limited (DSSL) and Duo Software Pte. Limited (DSS) executed a reverse recapitalization with Duo World Inc. (Duo). See Note 4. Duo (Successor) is a holding company that conducts operations through its wholly owned subsidiaries, DSSL and DSS (Predecessors), in Sri Lanka, Singapore and India. The consolidated entity is referred to as the “Company.” The Company, having its development center in Colombo, has been in the space of developing products and services for the subscription-based industry. The Company’s applications (“Duo Subscribe,” “Duo Contact,” “Digin,” “Facetone,” “CloudCharge” and “SmoothFlow”) provide solutions in the space of Data Analytics, Customer Life Cycle Management, Subscriber Billing and Work Flow.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $708,549 and $161,872 for the three months ended June 30, 2018 and 2017, respectively; net cash provided by operations of $4,507 and $86,244 for the three months ended June 30, 2018 and 2017, respectively; working capital deficit of $2,150,846 and $1,428,411 as of June 30, 2018 and March 31, 2018, respectively; outstanding statutory dues towards employee provident fund and employee trust fund of $410,089 and $388,630 as of June 30, 2018 and March 31, 2018, respectively; and a stockholders’ deficit of $2,842,610 and $2,164,332 as of June 30, 2018 and March 31, 2018, respectively.

Operating losses during the three months ended June 30, 2018 were mainly due to a one-time expenditure incurred for general financial advisory and investment banking services, on account of the agreement signed with Maxim Group LLC on July 3, 2017.

Furthermore, the Company has entered into contracts with the clients for the products launched during the fiscal year 2017-18 and our management is confident that these projects shall generate sufficient revenues to offset the operating losses in the recent future.

Note 3 - Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated Financial Statements include the accounts and transactions of DSSL and DSS (Predecessors) and Duo (Successor). Duo World, Inc. is the parent company of its 100% subsidiaries, Duo Software (Pvt.) Limited (DSSL) and Duo Software Pte. Limited (DSS). Duo Software Pte. Limited is the parent company of its 100% subsidiary, Duo Software India (Private) Limited (India). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Provisions

A provision is recognized when the Company has present obligations because of past events. It is probable that an outflow of resources embodying economic benefits will be required to settle the obligations and reliable estimates can be made of amount of the obligation. Provisions are not discounted at their present value and are determined based on the best estimates required to settle the obligation at the reporting date. These estimates are reviewed at each reporting date and adjusted to reflect the current best estimates.

Accounts Receivable and Provision for Doubtful Accounts

The Company recognizes accounts receivable in connection with the products sold and services provided and has strong policies and procedures for the collection of receivables from its clients. However, there are inevitably occasions when the receivables due to the Company cannot be collected and, therefore, have to be written off as bad debts. While the debt collection process is being pursued, an assessment is made of the likelihood of the receivable being collectable. A provision is, therefore, made against the outstanding receivable to reflect that component that may not become collectable. The Company is in the practice of provisioning for doubtful debts based on the period outstanding as per the following:

Trade receivables outstanding:	Provision
Over 24 months	100%
Over 18 months	50%
Over 15 months	25%
Over 12 months	10%
Over 9 months	5%

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2018 and March 31, 2018, there were no cash equivalents.

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

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost bases, which approximates their fair values because of the short-term nature of these instruments.

Post Retirement Benefit Plan

The Company has gratuity as it post-employment plan for all the eligible employees. The recognition for the gratuity plan is as below:

The expected post-retirement benefit obligation (“EPBO”) is the actuarial present value (“APV”) as of a specific date of the benefits expected to be paid to the employee, beneficiaries, and covered dependents.

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

The accumulated post-retirement benefit obligation (“APBO”) is the APV as of a specific date of all future benefits attributable to service by an employee to that date. It represents the portion of the EPBO earned to date. After full eligibility is attained, the APBO equals the EPBO. The APBO also includes an assumed salary progression for a pay-related plan.

Revenue Recognition, Deferred & Accrued Revenue

The Company recognizes revenue from the sale of software licenses and related services. The Company’s revenue recognition policy follows guidance from Accounting Standards Codification(“ASC”) 606, Revenue from contracts with customers. Revenue is recognized when the Company transfers promised goods and services to the customer and in the amount that reflects the consideration to which the Company expected to be entitled in exchange for those goods and services.

The following five steps are applied in recognizing revenue from contracts:

●	Identify the contract, or contract with the customer;

●	Identify the performance obligation of the contract;

●	Determine the transaction price;

●	Allocate the transaction price to the performance obligations in the contract; and

●	Recognize revenue when or as the Company satisfies a performance obligation.

The Company typically licenses its products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the number of site installations and the number of authorized users. Currently, Duo is offering two products from which it generates its revenue they are “Duo Subscribe” and “Facetone.” Duo sells its software license along with software implementation and annual maintenance services under an agreement with various clients. The Company raises invoice on key milestone basis, as defined in the agreement and recognizes revenue after satisfying the performance obligations. Revenues from consulting and training services are typically recognized as the services are performed.

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

For the three months ended June 30, 2018 and 2017, the Company received only cash as consideration for sale of licenses and related services rendered.

For the three months ended June 30, 2018 and 2017, the Company had the following concentrations of revenues with customers:

Customer	June 30, 2018	June 30, 2017

DEN Networks	51.33%	51.88%
LOLC	26.17%	0.00%
Mediatama	8.37%	1.58%
Meghbela	3.74%	2.90%
Topas TV	2.58%	7.52%
Sri Lanka Telecom	2.29%	1.29%
Commercial Bank	1.04%	12.21%
Bank of Ceylon	1.07%	8.49%
Development services	0.00%	7.26%
Other misc. customers	3.41%	6.87%
	100.00%	100.00%

For the years ended June 30, 2018 and 2017, the Company had the following sales by products:

Product	June 30, 2018	June 30, 2017

Duo Subscriber	$82,480	$138,342
Facetone	60,648	54,445
Software hosting and reselling	6,075	2,719
Development Services	-	15,306
	$149,203	$210,812

Significant Judgments

The Company’s contract with customers includes multiple software products and services to deliver and in most of the contracts, the price of the separately identifiable features are stated separately. In the event the price of the multiple product and services are not mentioned in the agreement, the Company allocates transaction price estimating the standalone selling price of the promised products and the services. The determination of standalone selling price for each performance obligation requires judgments. The Company determines standalone selling price for performance obligations based on overall pricing strategies, which consider the market in which the Company operates, historical data analysis, number of users of the product or services, size of the customer and the market price of the hardware used.

Contract Balances

When the timing of revenue recognition differs from the timing of invoicing for contracts with customers deferred revenue and accrued revenue/ unbilled accounts receivables recognized by the Company. Revenue under Software Implementation contracts are invoiced on stages of completion as stipulated in the agreement and the revenue recognized when the performance obligations are met and the customer signs the user acceptance test (UAT). The Company invoices software license fees and royalty fees at the end of the period according to the customer agreement and accrued revenue/unbilled revenue recognized for the relevant period. The maintenance fee is invoiced beginning of the period and the Company recognizes as deferred revenue in the financial statements.

The Company recognized $46,324 in revenue as at June 30, 2018 from the contract with LOLC as the performance obligations are completed in this year, and has a contract balance of $133,061 from the same customer as at June 30, 2018. The Company is waiting for the customer confirmation to deliver the balance of product and services.

Refer to Note- 5 for “Accounts receivables and Provision for doubtful debts”

Segment Information

The Company has determined that its Chief Executive Officer is its Chief Operating Decision Maker. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for the purposes of assessing the performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reportable segment.

Deferred Revenue - Deferred revenue represents advance payments for software licenses, services, and maintenance billed in advance of the time revenue is recognized. As at March 31, 2018, there were no deferred revenue recognized and as at June 30, 2018, deferred revenue recognized was $14,074.

Accrued Revenue/Unbilled Accounts Receivable - Accrued revenue/Unbilled accounts receivable primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period. As at June 30, 2018 and March 31, 2018 unbilled/accrued revenues were $122,561 and $148,714, respectively.

The Company had no contract liabilities and asset recognized for cost to fulfill a requirement of a customer as at June 30, 2018.

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

Product research and development

Product research and development expenses consist primarily of salary and benefits for the Company’s development and technical support staff, contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services. Costs incurred for software development prior to technological feasibility are expensed as product research and development costs in the period incurred. Once the point of technological feasibility is reached, which is generally upon the completion of a working prototype that has no critical bugs and is a release candidate, development costs are capitalized until the product is ready for general release and are classified within “Intangibles assets” in the accompanying consolidated balance sheets. The Company amortizes capitalized software development costs using the greater of the ratio of the products’ current gross revenues to the total of current gross revenues and expected gross revenues or on a straight-line basis over the estimated economic life of the related product, which is typically four years.

During the three months ended June 30, 2018 and 2017, product research and development cost of $67,102 and $$65,426, respectively, were capitalized as “Intangible assets.”

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expenses were incurred during the three months ended June 30, 2018 and 2017.

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

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the periods ending on June 30, 2018 and March 31, 2018, were as follows:

Foreign Currency Translation gains (losses)

Balance, March 31, 2017	$112,761
Translation rate gain (loss)	(42,780)
Balance, March 31, 2018	$69,981
Translation rate gain (loss)	38,779
Balance, June 30, 2018	$108,760

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

The Company has adopted implementation of ASC 606 with effect from April 1, 2018 as a result of it $0.21 million impact which was provided as at March 31, 2018 has been reversed.

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

Note 5 – Accounts Receivable

The following is a summary of accounts receivable as at June 30, 2018 and March 31, 2018;

	June 30, 2018	March 31, 2018
Accounts receivable – Trade	$606,818	$576,775
Less: Provision for doubtful debts	(305,148)	(207,543)
	$301,670	$369,232

As at June 30, 2018 and March 31, 2018, the Company had the following concentrations of accounts receivables with customers:

Customer	June 30, 2018	March 31, 2018
Megamedia	39.47%	56.37%
Topas	17.73%	14.83%
Commercial Bank	8.95%	7.85%
LOLC	7.75%	0.00%
DEN Networks	5.81%	1.86%
Development Services	5.52%	5.04%
Bank of Ceylon	5.24%	4.61%
Meghbela	3.88%	2.05%
Other receivables	5.63%	7.39%
	100.00%	100.00%

Note 6 – Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets as at June 30, 2018 and March 31, 2018;

	June 30, 2018	March 31, 2018
Security deposits	$67,441	$67,348
ESC receivable	9,378	5,688
OTCQB Annual Fee	9,000	-
Prepayments	490	1,370
Supplier advance	134	136
Prepayment for other professional services	-	438,598
Insurance prepayment	-	1,160
Other receivables	7,888	8,700
	$94,331	$523,000

During the year ended March 31, 2018, the Company has written off WHT receivables of $189,121 as the recoverability of the WHT asset is uncertain.

Note 7– Property and Equipment

The following table illustrates net book value of property and equipment as at June 30, 2018 and March 31, 2018;

	June 30, 2018	March 31, 2018
Office equipment	$2,015	$2,054
Furniture & fittings	136,136	138,752
Computer equipment (Data Processing Equipment)	119,595	122,443
Improvements to lease hold assets	20,821	21,221
Website Development	14,427	14,678
	292,994	299,148
Accumulated depreciation and amortization	(252,383)	(255,654)
Net fixed assets	$40,611	$43,494

Depreciation and amortization expense for the three months ended June 30, 2018 and 2017 was $7,383 and $7,472, respectively.

Note 8 – Intangible assets

Intangible assets are comprised of capitalization of certain costs pertaining to product development, which meets the criteria as set forth above under Note 3. The following table illustrates the movement in intangible assets as at June 30, 2018 and March 31, 2018:

	June 30, 2018	March 31, 2018
Opening Balance	$732,939	$580,899
Add: Costs capitalized during the year	67,102	277,812
Less: Amount Written-off	(19,536)	(113,363)
Translational gain	(14,014)	(12,409)
Net Intangible Assets	$766,491	$732,939

Note 9 – Short-term borrowings

The following is a summary of short-term borrowings as at June 30, 2018 and March 31, 2018;

	June 30, 2018	March 31, 2018
PAN Asia Bank – Short term overdraft	$441,623	$440,609
PAN Asia Bank – Loan	134,914	162,636
Commercial bank	62,202	53,571
Senkadagala Finance	24,822	33,323
	$663,561	$690,139

Bank overdraft facility, obtained from Pan Asia Banking Corporation PLC, contains an interest rate of 15.25% per annum up to $ 235,244 and 15.86% per annum up to $425,821.

Note 10 – Due to Related Parties

Due to Related Parties – Short term

From time to time, the Company receives advances from related parties such as management, directors or principal shareholders in the normal course of business. Loans and advances received from related parties are unsecured and non-interest bearing. Balances outstanding to these persons for less than 12 months are presented under current liabilities in the accompanying consolidated financial statements. As of June 30, 2018 and March 31, 2018, the Company owed directors $563,219 and $524,955, respectively.

Due to Related Parties – Long term

Balances outstanding to related parties for more than 12 months are presented under long-term liabilities in the accompanying consolidated financial statements. As of June 30, 2018 and March 31, 2018, the Company owed directors $1,344,464 and $1,348,193, respectively.

Note 11 – Taxes Payable

The taxes payable is comprised of items listed below as at June 30, 2018 and March 31, 2018;

	June 30, 2018	March 31, 2018
PAYE	$127,295	$117,805
Stamp Duty Payable	29	34
Tax payable	4,774	8,877
	$132,098	$126,716

Note 12 – Accruals and Other Payables

The following is a summary of accruals and other payables as at June 30, 2018 and March 31, 2018;

	June 30, 2018	March 31, 2018
Audit fee payable	$17,005	$22,260
Accruals	17,215	29,128
Other payables	117,224	78,745
Accrued interest	4,762	1,417
	$156,206	$131,550

Note 13 – Cost of Revenue

The following is the summary of cost of revenue for the three months ending June 30, 2018 and 2017;

	June 30, 2018	June 30, 2017
Purchases	$9,613	$11,252
Implementation cost	9,986	9,202
Product development cost written off	19,536	27,384
Consultancy, contract basis employee cost	-	6,825
Support services	20,519	17,206
Other external Services	25	3,250
Cost of development services	2,141	11,631
	$61,820	$86,750

Note 14 – General and Administrative Expenses

The following is the summary of general and administrative expenses for the three months ending June 30, 2018 and 2017;

	June 30, 2018	June 30, 2017
Directors remuneration	$37,067	$38,123
EPF	8,902	11,078
ETF	2,226	2,769
Vehicle allowance	9,196	9,457
Office rent	14,256	18,701
Electricity charges	3,201	3,796
Office maintenance	3,032	2,987
Telephone charges	2,347	2,573
Audit fees	2,643	3,178
Staff welfare	1,955	3,907
Computer maintenance	1,446	1,726
Professional fees	1,290	5,010
Legal Fee	4,500	1,500
Internet charges	2,989	3,309
Irrecoverable tax	8,678	10,087
Software Rentals	4,469	7,526
Other professional services	2,373	2,244
OTC market Fees	3,000	-
Transfer agent fees	2,175	450
Gratuity	-	3,640
Printing and stationery	154	266
Office expenses	358	551
Courier and postage	238	84
Security charges	500	1,005
Insurance expense	-	525
Travelling expense	560	776
Secretarial fees	169	186
Consulting Fee	-	8,550
Penalties / Late payment charges	814	-
Filling fee and subscription	395	2,860
Stamp duty expenses	6	493
Other expenses	173	1,212
	$119,112	$148,569

Note 15 – Selling and Distribution Expenses

The following is the summery of selling and distribution expenses for the three months ending June 30, 2018 and 2017;

	June 30, 2018	June 30, 2017
Vehicle hire charges	$1,517	$1,560
Vehicle running expense	1,138	1,170
Travel expenses	29	-
Marketing expenses	-	325
	$2,684	$3,055

Note 17 - Equity

(A)	Common Stock

As at June 30, 2018, the Company had 400,000,000 authorized common shares having a par value of $0. 001. The ordinary shares have been designated with the following rights:

●	Voting rights: Common shareholders can attend at annual general meeting to cast vote or use a proxy.

●	Right to elect board of directors: Common shareholders control the Company through their right to elect the company’s board of directors.

●	Right to share income and assets: Common shareholders have the right to share company’s earnings equally on a per-share basis in the form of dividend. Similarly, in the event of liquidation, shareholders have claim on assets that remain after meeting the obligation to accrued taxes, accrued salary and wages, creditors including bondholders (if any) and preferred shareholders. Thus, common shareholders are residual claimants of the company’s income and assets.

During the three months ended June 30, 2018, the Company issued following common shares:

Date	Type	No. of Shares	Valuation
06/30/2017	Stock issued as a Dividend payment	13,147,666	$5,784,973
			$5,784,973

(B)	Preferred Stock

As at June 30, 2018, the Company had 10,000,000 authorized series “A” preferred shares having a par value of $0.001 per share.

The preferred shares have been designated with the following conversion rights:

●	One preferred share will convert into ten (10) common shares no earlier than 24 months and 1 day after the issuance.

Note 18 - Commitments and Contingencies

The Company consults with legal counsel on matters related to litigation and other experts both within and outside the Company with respect to matters in the ordinary course of business. The Company does not have any contingent liabilities in respect of legal claims arising in the ordinary course of business.

Duo entered into a lease commitment for its Sri Lanka office amounting to $114,890 with Happy Building Management Company for a period of 3 years. Duo entered in to another lease commitment for its Indian office amounting to $1,189 on April 1, 2018 with Regus Office Center Services Pvt Limited for a period of 1 year.

Guarantees provided by the company existed on the balance sheet date are as follows:

Date	Description	Amount
9/23/2011	Performance Bond for BOC Tender	$9,587
5/15/2013	Guarantee for Lanka Clear	2,014
7/31/2014	Guarantee for SLT	543
8/10/2015	Guarantee for LOLC	1,532
1/25/2018	Security deposit- Senkadagala Finance	47,871
5/23/2018	Rent deposit for Delhi apartment	1,480
		$63,027

Note 19 - Subsequent Events

On July 27, 2018, Duo World, Inc. filed an Amendment to its Certificate of Designation of its Series A Preferred Stock with the Secretary of State of Nevada. This amendment reduced the number of shares of Series A Preferred Stock from 10,000,000 to 5,000,000 and returned 5,000,000 treasury shares of Series A Preferred Stock to the status of authorized, but unissued, Preferred Stock, par value $0.001 per share.

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

Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

●	the volatile and competitive nature of our industry,
●	the uncertainties surrounding the rapidly evolving markets in which we compete,
●	the uncertainties surrounding technological change of the industry,
●	our dependence on its intellectual property rights,
●	the success of marketing efforts by third parties,
●	the changing demands of customers;and
●	the arrangements with present and future customers and third parties.

Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

Our MD&A is comprised of the following sections:

A.	Business Overview

B.	Critical Accounting Policies

C.	Results of operations for the three months ended June 30, 2018 and June 30, 2017

D.	Financial condition as at March 31, 2017 and June 30, 2018

E.	Liquidity and capital reserves

F.	Milestones for next twelve months

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

Revenue Recognition

The Company recognizes revenue from the sale of software licenses and related services. The Company’s revenue recognition policy follows guidance from Accounting Standards Codification (“ASC”) 606, Revenue from contracts with customers. Revenue is recognized when the Company transfers promised goods and services to the customer and in the amount that reflect the consideration to which the company expected to be entitled in exchange for those goods and services.

The following five steps are followed in recognizing revenue from contracts:

●	Identify the contract ,or contract with the customer;

●	Identify the performance obligation of the contract;

●	Determine the transaction price;

●	Allocate the transaction price to the performance obligations in the contract and;

●	Recognize revenue when or as the Company satisfies a performance obligation.

The Company typically licenses its products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the number of site installations and the number of authorized users. Currently, Duo is offering two products from which it generates its revenue they are “DuoSubscribe” and “FaceTone.” Duo sells its software license along with software implementation and annual maintenance services under an agreement with various clients. The Company raises invoice on key milestone basis, as defined in the agreement and recognizes revenue after satisfying the performance obligations. Revenues from consulting and training services are typically recognized as the services are performed.

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

Provisions

A provision is recognized when the Company has present obligations as a result of past events. It is probable that an outflow of resources embodying economic benefits will be required to settle the obligations and reliable estimates can be made of amount of the obligation. Provisions are not discounted at their present value and are determined based on the best estimates required to settle the obligation at the reporting date. These estimates are reviewed at each reporting date and adjusted to reflect the current best estimates.

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

C. Results of operations for the three months ended June 30, 2018 and June 30, 2017:

The Company had revenues amounting to $149,203 and $210,812, respectively, for three months ended June 30, 2018 and June 30, 2017. Following is a breakdown of revenues for both periods:

Product	30-Jun-18	30-Jun-17	Changes

Duo Subscribe	$82,480	$138,342	$(55,862)
Facetone	60,648	54,445	6,203
Software hosting and reselling	6,075	2,719	3,356
Development Services	-	15,306	(15,306)
	$149,203	$210,812	$(61,609)

Total revenue for the three months ended June 30, 2018 decreased by 29% when compared to June 30, 2017. The decrease is mainly due to the drop in revenue generated by the product, DuoSubscribe, as the product is being phased out and the Company is focusing on new products.

Our new product, FaceTone, has been successful in converting many sales leads into signed contracts and out of those contracts only part of the revenue has been identified for the period ended June 30, 2018, and the contract balance of $133,061 will be recognized in the future periods.

The total increase of 11% in revenue from FaceTone signifies favorable market acceptance of the product.

In addition, fully owned subsidiary of Duo World Inc., Duo Software, won a “Merit Award” at the Asia Pacific ICT Alliance (APICTA) Awards, held in December 2016 in Taipei, just months after winning “Gold” and “Merit” Awards at the National Best Quality Software Awards (NBQSA) for the new products.

For the three months ended June 30, 2018 and June 30, 2017, the Company had the following concentrations of revenues with customers:

Customer	June 30, 2018	June 30, 2017

A	51.33%	51.88%
B	26.17%	0%
C	8.37%	1.58%
D	3.74%	2.90%
Other misc. customers	10.39%	43.64%
	100%	100%

The total cost of sales amounted to $61,820 and $86,750 for the three months ended June 30, 2018 and June 30, 2017, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	30-Jun-18	30-Jun-17	Changes
Purchases	$9,613	$11,252	$(1,639)
Implementation cost	9,986	9,202	784
Product development cost written off	19,536	27,384	(7,848)
Consultancy, contract basis employee cost	-	6,825	(6,825)
Support services	20,519	17,206	3,313
Other external Services	25	3,250	(3,225)
Cost of development services	2,141	11,631	(9,490)
	$61,820	$86,750	$(24,930)

Cost of sales marginally decreased by 29% in the three months ended June 30, 2018 when compared to the three months ended June 30, 2017. Reduction in Cost of development services and Consultancy, contract basis employee cost, in line with the revenue reduction were the main contributors to the decrease in cost of sales.

The gross income for the three months ended June 30, 2018 and June 30, 2017 amounted to $87,383 and $124,062, respectively.

The total operating expenditure amounted to $738,677 and $273,948 for the three months ended June 30, 2018 and June 30, 2017, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	June 30, 2018	June 30, 2017	Changes
General and administrative expenses	$119,112	$148,569	$(29,457)
Salaries and benefits	70,338	84,251	(13,912)
Professional services- Investment advisory	438,598	-	438,598
Selling and distribution expenses	2,684	3,055	(371)
Depreciation	6,937	7,091	(154)
Amortization of web site development	446	381	65
Allowance for bad debts	100,562	30,601	69,961
Total operating expenses	$738,677	$273,948	$464,729

Following are the main reasons for the variances in operating expenses of the Company:

General and Administrative Cost

During the three months ended June 30, 2018, general and administrative cost declined by $29,457 (20%) when compared to the same period in 2017, mainly due to reduction in dispensable expenses.

Salaries and benefits

Salaries and benefits decreased by 17% during the three months ended June 30, 2018 as there was a reduction in the total number of staff when compared to the same period in 2017. The Company moved toward outsourcing of non-core activities and this lead to a general decrease in the number of permanent staff.

Selling and distribution

During the period ended June 30, 2018, marketing expenses marginally decreased as the Company only marketed one new product, which is FaceTone.

Professional services – Investment advisory

Company incurred a cost of $438,598 for the three months ended June 30, 2018, 59% of the total operating cost on account of agreement signed in July 2017, for general financial advisory and investment banking services. The table below illustrates the impact of Professional services-Investment advisory on the total operating expenditure for the three months ended June 30, 2018 and June 30, 2017.

	June 30, 2018	June 30, 2017

Professional services- Investment advisory	$438,598	$-
Business operating expenses	300,080	273,948
Total operating expenses	$738,677	$273,948

Depreciation and Amortization expense

Depreciation and amortization expense had slightly decreased by $89 during the three months ended June 30, 2018, when compared to the three months ended June 30, 2017.

Allowance for bad debts

During the three months ended June 30, 2018, the Company made a provision for bad debts amounting to $69,961.

The loss from operations for the three months ended June 30, 2018 and June 30, 2017 amounted to $651,294 and $149,886, respectively.

The Company’s other income and (expense) for the three months ended June 30, 2018 and June 30, 2017 amounted to $(58,488) and $(11,986), respectively. The following table sets forth the Company’s other income and (expense) analysis for both periods:

	June 30, 2018	June 30, 2017	Changes
Gain / (Loss) on disposals	$-	$32	$(32)
Other income	266	602	(336)
Bank charges	(730)	(994)	264
Exchange gain / (loss)	(4,085)	6,225	(10,310)
Interest expense	(53,939)	(17,851)	(36,088)
Total other expenses	$(58,488)	$(11,986)	$(46,501)

Other expenditures increased by $46,501 in the three months ended June 30, 2018, when compared to the three months ended June 30, 2017. The main reason for this increase was the increase in interest cost and reduction in exchange gain.

The loss before provision for income taxes for the three months ended June 30, 2018 and June 30, 2017 amounted to $709,782 and $161,872, respectively.

The net loss for the three months ended June 30, 2018 and June 30, 2017 amounted to $709,782 and $161,872, respectively.

The Company’s comprehensive loss for the three months ended June 30, 2018 and June 30, 2017 amounted to $671,003 $167,834, respectively.

Comprehensive Income / (Loss):	June 30, 2018	June 30, 2017
(Loss) / gain on foreign currency translation	$38,779	$(5,962)
Net loss	(709,782)	(161,872)
Comprehensive loss	$(671,003)	$(167,834)

At June 30, 2018 and March 31, 2018, the Company had 65,738,320 and 52,590,654 common shares issued and outstanding, respectively. The weighted average number of shares for the three months ended June 30, 2018 and June 30, 2017 was 56,780,570 and 38,567,467, respectively. The loss per share for both periods was $(0.01) per share and $(0.00) per share, respectively.

D. Financial condition as at June 30, 2018 and March 31, 2018:

Assets:

The Company reported total assets of $1,333,443 and $1,843,177 as at June 30, 2018 and March 31, 2018, respectively. 57% of these total assets include intangible assets and 23% of total assets are comprised of accounts receivable of the Company. Our property and equipment include office equipment, computer equipment (Data Processing Equipment), furniture and fittings, web site developments and improvement to leasehold assets having a total net book value of $40,611 and $43,494 as at June 30, 2018 and March 31, 2018, respectively. Furthermore, our current assets as at March 31, 2018 totaled $1,066,744 and as at June 30, 2018, our current assets were $526,341. These current assets amounted to $526,341, comprised of cash of $7,779, accounts receivable of $301,670, prepaid and other current assets of $94,331 and accrued revenue of $122,561.

Liabilities:

The Company had total liabilities of $4,177,298 and $4,007,509 as at June 30, 2018 and March 31, 2018, respectively. Long term liabilities include balances owed to related parties which are outstanding for more than 12 months. Our current liabilities at March 31, 2018 totaled $2,495,155. We have seen an increase of 7% in current liabilities amounting to $182,032, making total current liabilities of $2,677,187 as at June 30, 2018. These mainly include short term third party debt, payroll liabilities, payable to related parties, deferred revenue, taxes payable, accrued liabilities and our day to day operational creditors.

Stockholder’s Deficit:

At March 31, 2018, the Company had stockholders’ deficit of $2,164,332. At June 30, 2018, the Company had stockholders’ deficit of $2,843,855, which represents an increase of 31%.

The Company had 65,738,320 and 52,590,654 shares issued and outstanding at June 30, 2018 and March 31, respectively.

E. Liquidity and capital reserves:

The Company had loss from operations of $651,294 and $149,886 for the three months ended June 30, 2018 and 2017, respectively; a total other income (expense) amounting to $(58,488) and $(11,986) for the three months ended June 30, 2018 and 2017, respectively; and a net loss of $709,782 and $161,872 for the three months ended June 30, 2018 and 2017, respectively.

In summary, our cash flows for the three months ended June 30, 2018 and June 30, 2017 were as follows:

	June 30, 2018	June 30, 2017
Net cash provided by operating activities	$4,519	$86,244
Net cash used in investing activities	(68,018)	(65,144)
Net cash provided by financing activities	-	-

Since inception, we have financed our operations primarily through internally generated funds and the use of our lines of credit with several financial institutions. We had $7,779 in cash; net cash provided by operations of $4,519, for the three months ended June 30, 2018; working capital deficit of $2,150,846; and stockholders’ deficit of $2,843,855 as of June 30, 2018.

F. Milestones for next twelve months (2018-2019):

Our specific plan of operations and milestones through March 2019 are as follows:

1)	Product Development and Launch:

We intend to commercially launch the new cloud based, SaaS products: FaceTone, DigIn, CloudCharge and Smoothflow.

2)	Expansion:

a)	Geographical Expansion

We intend to set up sales and support teams in a few countries in Asia where the subscription markets are growing.

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

We intend to be environmentally friendly, and continue with the carbon foot print audit and Carbon Neutral Certification 8.

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

None.

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

DUO WORLD, INC.

Date: August 20, 2018	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 20, 2018	/s/ Suzannah Jennifer Samuel Perera
Suzannah Jennifer Samuel Perera
Chief Financial Officer
(Principal Accounting and Financial Officer)

