Form 10-Q
period 2018-09-30
DUO WORLD INC
filed 2018-11-13
CIK 1635136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM ______ TO ______.

Commission File Number: 0-55698

DUO WORLD, INC.

(Exact name of registrant as specified in its charter)

Nevada	35-2517572
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

c/o Duo Software (Pvt.) Ltd. No 06, Charles Terrace, Off Alfred Place, Colombo 03, Sri Lanka	Not applicable
(Address of principal executive offices)	(Zip code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 8, 2018, there were 65,738,320 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Duo World, Inc. and Subsidiaries

Consolidated Financial Statements

September 30, 2018

(Unaudited)

F-1

CONTENTS

Page(s)

Consolidated Balance Sheets - September 30, 2018 (unaudited) and March 31, 2018	F-3

Consolidated Statements of Operations and Comprehensive Income / (Loss) for the three and six months ended September 30, 2018 and September 30, 2017 (unaudited)	F-4

Consolidated Statements of Cash Flows for September 30, 2018 and September 30, 2017 (unaudited)	F-5

Notes to the Consolidated Financial Statements (unaudited)	F-6 – F-21

Duo World, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2018	March 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$18,035	$25,798
Accounts receivable – trade	295,311	369,232
Prepaid expenses and other current assets	77,893	523,000
Accrued Revenue	98,189	148,714
Total Current Assets	489,428	1,066,744

Non Current Assets
Property and equipment, net of accumulated depreciation of $227,939 and $255,654 respectively	32,312	43,494
Intangible assets, net	746,012	732,939
Total Non Current Assets	778,324	776,433

Total Assets	$1,267,752	$1,843,177

LIABILITIES and SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$417,902	$367,620
Payroll, employee benefits, severance	575,702	458,717
Short Term Borrowings	590,705	690,139
Due to related parties	643,460	524,955
Payable for acquisition	185,762	185,762
Taxes payable	135,146	126,716
Accruals and other payables	161,550	131,550
Lease creditors	12,187	9,696
Deferred Revenue	9,715
Total Current liabilities	2,732,129	2,495,155

Long Term Liabilities
Due to related parties	1,346,337	1,348,193
Lease creditors	3,962	10,129
Employee Benefit Obligation	119,475	154,032
Total Long Term liabilities	1,469,774	1,512,354

Total liabilities	$4,201,903	$4,007,509

Commitments and contingencies (Note xx)

Shareholders’ Deficit
Ordinary shares: $0.001 par value per share; 400,000,000 shares authorized; 65,738,320 and 52,590,654 shares issued and outstanding, respectively	$65,738	$52,591
Convertible series “A” preferred shares: $0.001 par value per share; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Additional Paid in Capital	11,539,358	5,767,533
Accumulated deficit	(14,769,300)	(8,059,437)
Accumulated other comprehensive income	225,053	69,981
Total shareholders’ deficit	(2,934,151)	(2,164,333)

Total Liabilities and Shareholders´ Deficit	$1,267,752	$1,843,177

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended,		For the six months ended,
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue	$179,678	170,326	$328,881	381,138
Cost of revenue (exclusive of depreciation presented below)	(65,622)	(74,919)	(127,442)	(161,669)
Gross Income	114,056	95,407	201,439	219,469
Operating Expenses
General and Administrative	102,679	165,771	213,919	303,842
Salaries and casual wages	66,716	104,239	144,926	198,988
Selling and distribution	2,885	2,828	5,568	5,883
Professional services - Investment advisory	-	438,598	438,598	438,598
Depreciation	5,493	6,288	12,431	13,379
Amortization of Web Site Development	440	383	886	764
Allowance for bad debts	77,279	47,635	177,841	78,237
Total operating expenses	255,492	765,742	994,169	1,039,690

Loss from operations	$(141,436)	(670,335)	$(792,730)	(820,222)

Other income (expenses):
Interest expense	$(45,578)	(18,305)	$(99,516)	(36,156)
Gain on disposals of property and equipment	14	-	14	32
Other income	4,259	18	4,524	620
Bank charges	(829)	(1,095)	(1,559)	(2,089)
Exchange (loss) / gain	(23,018)	(2,771)	(27,103)	3,453
Total other income (expenses)	(65,152)	(22,153)	(123,640)	(34,140)

Loss before provision for income taxes:	$(206,588)	(692,488)	$(916,370)	(854,361)
Provision for income taxes	-	-	-	-
Net loss	$(206,588)	(692,488)	$(916,370)	(854,361)

Basic and Diluted Loss per Share	$(0.00)	(0.01)	$(0.01)	(0.01)

Basic and Diluted Weighted Average Number
of Shares Outstanding	115,738,320	89,682,783	111,283,919	89,128,172
Comprehensive Income (Loss):
Unrealized foreign currency translation (loss) gain	$116,293	(18,895)	$155,072	(24,856)
Net loss	(206,588)	(692,488)	(916,370)	(854,361)
Comprehensive loss	$(90,295)	(711,383)	$(761,298)	(879,217)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended,
	September 30, 2018	September 30, 2017
Operating activities:
Loss before provision for income taxes	$(916,370)	$(854,361)

Adjustments to reconcile loss before provision for income taxes to cash provided by operating activities:

Depreciation and amortization	13,316	14,143
Bad debts	177,841	78,237
Gain on disposals of property and equipment	(14)	(32)
Previous period adjustments	(8,520)	-
Stock issued for services	-	1,858,690
Product development cost written off	41,080	56,114

Changes in assets and liabilities:

Accounts receivable – trade	(103,920)	(42,155)
Prepayments	495,632	(1,304,458)
Deferred taxes	-	268
Accounts Payable	50,282	44,331
Payroll, employee benefits, severance	116,985	111,113
Short term overdraft	(99,434)	27,418
Due to related parties	118,506	210,263
Taxes payable	8,430	19,881
Lease Creditor	(3,677)	-
Retirement Benefit	(34,557)	-
Accruals and other payables	39,715	(71,607)
	$(104,704)	$147,845

Investing activities:

Acquisition of Property and Equipment	(886)	(629)
Sale proceeds of disposal of Property and Equipment	-	282
Intangible assets	(113,945)	(139,020)
Net cash used in investing activities	$(114,831)	$(139,367)

Financing activities:

Net cash provided by financing activities	$-	$-
Effect of exchange rate changes on cash	211,773	(10,563)

Net decrease in cash	$(7,763)	$(2,085)
Cash, beginning of period	25,798	25,084
Cash, end of period	$18,035	$22,999

Supplemental disclosure of cash flow information:

Cash paid for interest	$(94,722)	$(36,156)
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common shares issued for services received	$-	$1,858,690

The accompanying notes are an integral part of these consolidated financial statements.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

September 30, 2018

(Unaudited)

Note 1 - Organization and Nature of Operations

Duo World Inc. (hereinafter referred to as “Successor” or “Duo”) a reporting company since September 26, 2016, was organized under the laws of the state of Nevada on September 19, 2014. Duo Software (Pvt.) Limited (hereinafter referred to as “DSSL” or “Predecessor”), a company based in Sri Lanka, was incorporated on September 22, 2004, in the Democratic Socialist Republic of Sri Lanka, as a limited liability company. Duo Software (Pte.) Limited (hereinafter referred to as “DSS” or “Predecessor”), a Singapore based company, was incorporated on June 5, 2007 in the Republic of Singapore as a limited liability company. DSS also includes its wholly-owned subsidiary, Duo Software India (Private) Limited (India), which was incorporated on August 30, 2007, under the laws of India.

On December 3, 2014, Duo Software (Pvt.) Limited (DSSL) and Duo Software Pte. Limited (DSS) executed a reverse recapitalization with Duo World Inc. (Duo). See Note 4. Duo (Successor) is a holding company that conducts operations through its wholly owned subsidiaries, DSSL and DSS (Predecessors), in Sri Lanka, Singapore and India. The consolidated entity is referred to as the “Company.” The Company, having its development center in Colombo, has been in the space of developing products and services for customer service experience and life cycle management industry. The Company’s applications (“Duo Subscribe,” “Facetone,” and “Smoothflow”) provide solutions in the space of Subscriber management and billing, Customer Life Cycle Management, and Work Flow & Customer Service.

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report, which contains the audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended March 31, 2018. The interim results for the period ended September 30, 2018 are not necessarily indicative of results for the full fiscal year.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $206,588 and $916,370 for the three and six months ended September 30, 2018 respectively, net cash provided by operations of $(104,704) and $147,845 in six months ended September 30, 2018 and 2017 respectively, a working capital deficit of $2,242,701 and $1,428,411 as of September 30, 2018 and March 31, 2018 respectively, outstanding statutory dues towards employee provident fund and employee trust fund of $407,535 and $388,630 as of September 30, 2018 and March 31, 2018 respectively and a stockholders´ deficit of $2,934,151 and $2,164,333 as of September 30, 2018 and March 31.2018 respectively.

Furthermore, the Company has entered into significant contracts with the clients for the products launched, and the management is confident that these projects shall generate sufficient revenues to offset the operating losses in the recent future.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2018 and March 31, 2018, there were no cash equivalents.

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

Following five steps are followed in recognizing revenue from contracts:

●	Identify the Contract(s), with a customer;

●	Identify the performance obligation of the contract;

●	Determine the transaction price;

●	Allocate the transaction price to the performance obligations in the contract and;

●	Recognize revenue when or as the company satisfies a performance obligation.

One of the revenue models adopted by the Company is that, it licenses its products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the number of site installations and the number of authorized users. The products offered on this basis are “Duo Subscribe” and “Facetone-enterprise.” Duo sells its software license along with software implementation and annual maintenance services under an agreement with various clients. The Company raises invoice on key milestone basis, as defined in the agreement and recognizes revenue after satisfying the performance obligations. Revenues from consulting and training services are typically recognized as the services are performed.

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

During 2018, Duo also commenced distribution of its software product ‘Facetone-hosted version” with third part telecommunication companies. It’s a revenue model where the Tele-communication provider hosts Duo’s software applications and makes them available to its customers over the Internet for a monthly subscription fee.

For the three months ended September 30, 2018 and 2017, the Company received only cash as consideration for sale of licenses and related services and not in kind.

For the six months ended September 30, 2018 and 2017, the Company had the following concentrations of revenues with customers:

Customer	September 30, 2018	September 30, 2017

A	58.92%	50.03%
B	20.36%	0.00%
C	6.86%	3.30%
D	3.81%	3.20%
E	0.53%	14.29%
F	2.71%	8.28%
G	0.00%	7.98%
H	0.55%	4.70%
I	1.80%	2.18%
Other misc. customers	4.46%	6.04%
	100.00%	100.00%

For the six months ended September 30, 2018 and 2017, the company had following sales by products:

Product	30-Sep-18	30-Sep-17

DuoSubscribe	$224,583	$254,325
Facetone	92,596	89,668
Software hosting and reselling	11,558	6,730
Development services	144	30,415
	$328,881	$381,138

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

Contract Balances

When the timing of revenue recognition differs from the timing of invoicing for contract with customers deferred revenue and accrued revenue/ unbilled accounts receivables recognized by the Company. Revenue under Software Implementation contracts are invoices on stages of completion as stipulates in the agreement and the revenue recognized when the performance obligations are met and customer sign the user acceptance test (UAT). Company invoice software license fee and royalty fee at the end of the period according to the customer agreement and accrued revenue/ Unbilled revenue is recognized for the relevant period. The maintenance fee is invoiced beginning of the period and company recognize as Deferred revenue in the financial statements.

For the six months ended September 30, 2018 Company recognized $75,602 revenue from a contract with customer as the performance obligations are completed, and has a contract balance of $101,881 from the same customer as at September 30, 2018. Company is waiting for the customer confirmation to deliver the balance product and services.

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

Deferred Revenue - Deferred revenue represents advance payments for software licenses, services, and maintenance billed in advance of the time revenue is recognized. As at March 31, 2018, there were no deferred revenue recognized and as at September 30, 2018, deferred revenue recognized was $9,715.

Accrued Revenue/Unbilled Accounts Receivable - Accrued revenue/Unbilled accounts receivable primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period. As at September 30, 2018 and March 31, 2018 unbilled/accrued revenues were $98,189 and $148,714 respectively.

Company has no contract liabilities and asset recognized for cost to fulfill a requirement of a customer as at September 30, 2018.

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

During the six months ended September 30, 2018 and 2017, product research and development cost of $113,945 and $139,020, respectively, were capitalized as “Intangible assets”.

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expenses were incurred during the six months ended September 30, 2018 and 2017.

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

Comprehensive Income

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from April 1, 2015 through September 30, 2018, includes only foreign currency translation gains (losses), and is presented in the Company’s consolidated statements of comprehensive income.

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the periods ending on September 30, 2018 and March 31, 2018 were as follows:

Foreign Currency Translation gains (losses)

Balance, March 31, 2018	$69,981
Translation rate gain (loss)	38,779
Balance, June 30, 2018	$108,760
Translation rate gain (loss)	116,293
Balance, September 30, 2018	$225,053

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

The transaction also required a recapitalization of DSSL and DSS. Since DSSL and DSS acquired a controlling voting interest, they were deemed the accounting acquirer, while Duo was deemed the legal acquirer. The historical financial statements of the Company are those of combined financial statements of DSSL and DSS and of the consolidated entities from the date of recapitalization and subsequent.

Since the transaction is considered a reverse recapitalization, the presentation of pro-forma financial information was not required. All share and per share amounts have been retroactively restated to the earliest periods presented to reflect the transaction.

Note 4 – Accounts Receivable

Following is a summary of accounts receivable as at September 30, 2018 and March 31, 2018;

	September 30, 2018	March 31, 2018
Accounts receivable – Trade	$657,142	$576,775
Less: Provision for doubtful debts	(361,831)	(207,543)
	$295,311	$369,232

At September 30, 2018 and March 31, 2018, the Company had following concentrations of accounts receivable with customers:

Customer	September 30, 2018	March 31, 2018
A	20.19%	56.37%
B	20.91%	14.83%
C	8.58%	7.85%
D	22.30%	0.00%
E	4.51%	1.86%
F	11.95%	5.04%
G	5.03%	4.61%
H	3.21%	3.39%
Other receivables	3.32%	6.05%
	100.00%	100.00%

Note 5 – Prepaid Expenses and Other Current Assets

Following is a summary of prepaid expenses and other current assets as at September 30, 2018 and March 31, 2018;

	September 30, 2018	March 31, 2018
Security deposits	$50,913	$67,348
ESC receivable	8,799	5,688
OTCQB Annual Fee	6,000	-
Prepayments	3,962	1,370
Supplier advance	126	136
Prepayment for other professional services	-	438,598
Insurance prepayment	-	1,160
Other receivables	8,093	8,700
	$77,893	$523,000

Note 6 – Property and Equipment

Following table illustrates net book value of property and equipment as at September 30, 2018 and March 31, 2018;

	September 30, 2018	March 31, 2018
Office equipment	$1,890	$2,054
Furniture & fittings	127,732	138,752
Computer equipment (Data Processing Equipment)	97,468	122,443
Improvements to lease hold assets	19,535	21,221
Website Development	13,626	14,678
	260,251	299,148
Accumulated depreciation and amortization	(227,939)	(255,654)
Net fixed assets	$32,312	$43,494

Depreciation and amortization expense for the six months ended September 30, 2018 and 2017 was $13,316 and $14,143 respectively.

Note 7 – Intangible Assets

Intangible assets comprise of capitalization of certain costs pertaining to product development, which meet the criteria as set forth above under Note 3. Following table illustrates the movement in intangible assets as at September 30, 2018 and March 31, 2018:

	September 30, 2018	March 31, 2018
Opening Balance	$732,939	$580,899
Add: Costs capitalized during the year	113,945	277,812
Less: Amount Written-off	(41,080)	(113,363)
Translational gain/ (loss)	(59,792)	(12,409)
Net Intangible Assets	$746,012	$732,939

Note 8 – Short Term Borrowings

Following is a summary of short-term borrowings as at September 30, 2018 and March 31, 2018;

	September 30, 2018	March 31, 2018
PAN Asia Bank – Short term overdraft	$409,445	$440,609
PAN Asia Bank – Loan	87,721	162,636
Commercial bank	42,454	53,571
Senkadagala Finance	28,626	33,323
Beanstalk Investments	22,459	-
	$590,705	$690,139

Bank overdraft facility, obtained from Pan Asia Banking Corporation PLC, contains an average interest rate of 15.55% per annum.

Note 9 – Due to Related Parties

Due to Related Parties – Short term

From time to time, the Company receives advances from related parties such as officers, directors or principal shareholders in the normal course of business. Loans and advances received from related parties are unsecured and non-interest bearing. Balances outstanding to these persons for less than 12 months are presented under current liabilities in the accompanying consolidated financial statements. As of September 30, 2018 and March 31, 2018, the Company owed directors $643,460 and $524,955 respectively.

Due to Related Parties – Long term

Balances outstanding to related parties for more than 12 months are presented under long-term liabilities in the accompanying consolidated financial statements. As of September 30, 2018 and March 31, 2018, the Company owed directors $1,346,337 and $1,348,193 respectively.

Note 10 – Taxes Payable

The taxes payable comprise of items listed below as at September 30, 2018 and March 31, 2018;

	September 30, 2018	March 31, 2018
PAYE	$129,727	$117,805
Stamp Duty Payable	23	34
Tax payable	5,396	8,877
	$135,146	$126,716

Note 11 – Accruals and Other Payables

Following is a summary of accruals and other payables as at September 30, 2018 and March 31, 2018;

	September 30, 2018	March 31,2018
Audit fee payable	$19,106	$22,260
Accruals	24,969	29,128
Other payables	112,680	78,745
Accrued interest	4,795	1,417
	$161,550	$131,550

Note 12 – Cost of Revenue

Following is the summary of cost of revenue for the six months ending September 30, 2018 and 2017;

	September 30, 2018	September 30, 2017
Purchases	$15,855	$23,178
Implementation cost	23,590	15,575
Product development cost written off	40,028	56,114
Consultancy, contract basis employee cost	-	7,468
Support services	42,492	34,723
Development services	2,532	21,361
Other external services	2,945	3,250
	$127,442	$161,669

Note 13 – General and Administrative Expenses

Following is the summary of general and administrative expenses for the six months ending September 30, 2018 and 2017;

	September 30, 2018	September 30, 2017
Directors remuneration	$73,049	$75,952
EPF	5,134	5,338
ETF	1,283	1,334
Vehicle allowance	16,619	18,842
Office rent	26,809	35,684
Irrecoverable tax	20,331	20,041
Legal fees	10,376	4,500
Other professional services	7,902	5,145
Internet charges	6,032	6,530
Uplisting fee	6,000	-
Electricity charges	5,919	7,822
Office maintenance	5,930	6,057
Software rentals	5,596	12,952
Telephone charges	4,231	5,232
Staff welfare	3,710	6,578
Professional fees	3,820	10,015
Audit fee	2,643	5,138
Computer maintenance	1,599	2,699
Security charges	1,034	1,854
Penalties / late payment charges	1,643	817
Filling fee and subscription	1,460	3,933
Travelling expense	560	1,633
Printing and stationery	323	420
Office expenses	358	986
Courier and postage	420	396
Insurance expense	-	1,046
Gratuity	-	3,640
Secretarial fees	334	351
Consulting fee	-	51,300
Transfer agent fees	150	865
Stamp duty expenses	6	852
Investor relations	398	4,395
Other expenses	250	1,495
	$213,919	$303,842

Note 14 – Selling and Distribution Expenses

Following is the summary of selling and distribution expenses for the six months ending on September 30, 2018 and 2017;

	September 30, 2018	September 30, 2017
Vehicle hire charges	$2,989	$3,108
Vehicle running Expense	2,579	2,331
Marketing expenses	-	444
	$5,568	$5,883

Note 15 – Equity

(A)	Common Stock

As at September 30, 2018, the Company has 400,000,000 authorized common shares having a par value of $0. 001. The ordinary shares have been designated with the following rights:

●	Voting rights: Common shareholders can attend at annual general meeting to cast vote or use a proxy.

●	Right to elect board of directors: Common shareholders control the Company through their right to elect the company’s board of directors.

●	Right to share income and assets: Common shareholders have the right to share company’s earnings equally on a per-share basis in the form of dividend. Similarly, in the event of liquidation, shareholders have claim on assets that remain after meeting the obligation to accrued taxes, accrued salary and wages, creditors including bondholders (if any) and preferred shareholders. Thus, common shareholders are residual claimants of the company’s income and assets.

During the six months ended September 30, 2018, the Company issued following common shares:

Date	Type	No. of Shares	Valuation
06/01/2018	Stock issued as a Dividend payment	13,147,666	$5,784,973
			$5,784,973

(B)	Preferred Stock

As at September 30, 2018, the Company has 10,000,000 authorized Series “A” preferred shares having a par value of $0.001 per share.

The preferred shares have been designated with the following conversion rights:

●	One preferred share will convert into ten (10) common shares no earlier than 24 months and 1 day after the issuance.

Note 16 - Commitments and Contingencies

The Company consults with legal counsel on matters related to litigation and other experts both within and outside the Company with respect to matters in the ordinary course of business. The Company does not have any contingent liabilities in respect of legal claims arising in the ordinary course of business.

Duo entered into a lease commitment for its Sri Lanka office amounting to $39,526 with Ms. Praveena Sujeevan on November 1, 2018 for a period of 2 years. Duo entered in to another lease commitment for its Indian office amounting to $1,187 on April 1, 2018 with Regus Office Center Services Pvt. Limited for a period of 1 year.

Guarantee provided by the company existed on the balance sheet date are as follows:

Date	Description	Amount
9/23/2011	Performance bond for BOC Tender	$8,995
5/15/2013	Guarantee for Lanka Clear	1,890
7/31/2014	Guarantee for SLT	509
8/10/2015	Guarantee for LOLC	1,437
5/23/2018	Rent deposit for Delhi apartment	1,389
7/17/2018	Security deposit- Senkadagala Finance	29,944
7/18/2018	Guarantee for Amana bank	571
9/10/2018	Guarantee for ICTA	1,796
		$46,531

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

Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

●	the volatile and competitive nature of our industry,
●	the uncertainties surrounding the rapidly evolving markets in which we compete,
●	the uncertainties surrounding technological change of the industry,
●	our dependence on its intellectual property rights,
●	the success of marketing efforts by third parties,
●	the changing demands of customers; and
●	the arrangements with present and future customers and third parties.

Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

Our MD&A is comprised of the following sections:

A.	Business Overview

B.	Critical Accounting Policies

C.	Results of operations for the three months ended September 30, 2018 and September 30, 2017

D.	Results of operations for the six months ended September 30, 2018 and September 30, 2018

E.	Financial condition as at March 31, 2018 and September 30, 2018

F.	Liquidity and capital reserves

G.	Milestones for next twelve months

A. Business overview:

Duo World, Inc. (hereinafter referred to as “Successor” or “Duo”), a reporting Company since September 26, 2016, was organized under the laws of the state of Nevada on September 19, 2014. Duo Software (Pvt.) Limited (hereinafter referred to as “DSSL” or “Predecessor”), a company based in Sri Lanka, was incorporated on September 22, 2004, in the Democratic Socialist Republic of Sri Lanka, as a limited liability company. Duo Software (Pte.) Limited (hereinafter referred to as “DSS” or “Predecessor”), a Singapore based company, was incorporated on June 5, 2007 in the Republic of Singapore as a limited liability company. DSS also includes its wholly-owned subsidiary, Duo Software India (Private) Limited (India), which was incorporated on August 30, 2007, under the laws of India.

Effective December 3, 2014, DSSL and DSS executed a reverse recapitalization with Duo. Duo (“Successor”) is a holding company that conducts operations through its wholly-owned subsidiaries, DSSL and DSS (“Predecessors”) in Sri Lanka, Singapore and India. The consolidated entity is referred to as the “Company.” The Company, having its development center in Colombo, Sri Lanka, specializes in the space of Customer Service Experience and Life Cycle Management and Work flow, in the Asia Pacific Region. Driven by innovation, Duo World has served the enterprises in many ways, including efficiency, cost reduction, revenue optimization and continuous value addition to their product and service offerings. Duo World has been in the business of developing products and services for the customer service experience and life cycle management industry.

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

The following five steps are followed in recognizing revenue from contracts:

●	Identify the Contract(s), with a customer;

●	Identify the performance obligation of the contract;

●	Determine the transaction price;

●	Allocate the transaction price to the performance obligations in the contract and;

●	Recognize revenue when or as the Company satisfies a performance obligation.

One of the revenue models adopted by the Company is that it licenses its products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the number of site installations and the number of authorized users. The products offered on this basis are “Duo Subscribe” and “Facetone-enterprise.” Duo sells its software license along with software implementation and annual maintenance services under an agreement with various clients. The Company raises invoices on key milestone basis, as defined in the agreement and recognizes revenue after satisfying the performance obligations. Revenues from consulting and training services are typically recognized as the services are performed.

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

During 2018, Duo also commenced distribution of its software product ‘Facetone-hosted version” with third party telecommunication companies. It is a revenue model where the telecommunication provider hosts Duo’s software applications and makes them available to its customers over the Internet for a monthly subscription fee.

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

C. Results of operations for the three months ended September 30, 2018 and September 30, 2017:

The Company had revenues amounting to $179,678 and $170,326, respectively, for three months ended September 30, 2018 and September 30, 2017. Following is a breakdown of revenues for both periods:

	30-Sep-18	30-Sep-17	Changes

DuoSubscribe	$140,510	$115,983	$24,527
Facetone	31,948	35,223	(3,275)
Software hosting and reselling	5,484	4,011	1473
Development services	1,736	15,109	(13,373)
	$179,678	$170,326	$9,352

Total revenue for the three months ended September 30, 2018 increased by 5% when compared to September 30, 2017.

Our new product, Facetone, has been successful in converting many sales leads into signed contracts and out of those contracts only part of the revenue has been identified for the period ended September 30, 2018, and the contract balance of $101,881 will be recognized in the future periods.

For the three months ended September 30, 2018 and September 30, 2017, the Company had the following concentrations of revenues with customers:

Customer	30-Sep-18	30-Sep-17

A	66.21%	47.74%
E	14.15%
B		16.87%
C	2.85%	9.22%
D	0.97%	8.87%
Other misc. customers	15.01%	17.3%
	100%	100%

The following table illustrates the comparison between the revenue for the three months ended September 30, 2018 and June 30, 2018.

Product	30-Sep-18	30-Jun-18	Changes

DuoSubscribe	$140,510	$82,480	$58,030
Facetone	31,948	60,648	(28,700)
Software hosting and reselling	5,484	6,075	(591)
Development services	1,736	-	1,736
	$179,678	$149,203	$30,475

There was a significant increase (20%) in the total revenue for the three months ended September 30, 2018 when compared to the three months ended June 30, 2018.

The total cost of sales amounted to $65,622 and $74,919 for the three months ended September 30, 2018 and September 30, 2017, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	30-Sep-18	30-Sep-17	Change

Purchases (Server space)	$6,242	$11,927	$(5,685)
Implementation and onsite support cost	13,604	6,373	7,231
Product development cost written off	20,492	28,730	(8,238)
Consultancy, contract basis employee cost	-	643	(643)
Support services	21,973	17,517	4,456
Development services	391	9,729	(9,339)
Other external services	2,921	-	2,921
Total cost of sales	$65,622	$74,919	$(9,297)

Cost of sales decreased by 12% in the three months ended September 30, 2018 when compared to the three months ended September 30, 2017. Reduction in purchase of servers, cost of development services, and product development cost written off were the main contributors for the reduction in the total cost of sales.

The gross income for the three months ended September 30, 2018 and September 30, 2017 amounted to $114,056 and $95,407, respectively. The increase in gross income is a result of the increase in revenue and the decrease in cost of sales in the three months ended September 30, 2018, when compared with the three months ended September 30, 2017

The total operating expenditure amounted to $255,492 and $765,742 for the three months ended September 30, 2018 and September 30, 2017, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	30-Sep-18	30-Sep-17	Change

General and administrative	$102,679	$165,771	$(63,092)
Salaries and benefits	66,716	104,239	(37,523)
Selling and distribution	2,885	2,828	57
Professional services - Investment advisory	-	438,598	(438,598)
Depreciation	5,493	6,288	(795)
Amortization of web site development	440	383	57
Allowance for bad debts	77,279	47,635	29,644
Total operating expenses	$255,492	$765,742	$(510,250)

Following are the main reasons for the variances in operating expenses of the Company:

General and Administrative Cost

During the three months ended September 30, 2018, general and administrative cost declined significantly by $63,092 (38%) when compared to the same period in 2017, mainly due to reduction in the consulting fees paid for investor relations and the reduction in rent expense.

Salaries and benefits

There has been significant reduction (36%) in salaries and benefits during the three months ended September 30, 2018, due to decline in the total number of staff when compared to the same period in 2017. The Company completed development of many of its software products and moved toward outsourcing of non-core activities; this lead to a decrease of 44% in the number of permanent staff.

Selling and distribution

During the period ended September 30, 2018, marketing expenses marginally increased by 2% when compared to September 30, 2017.

Professional services – Investment advisory

During the three months ended September 30, 2018 the Company did not incur any expenditure on account of Professional / Investment advisory services. Whereas, for the three months ended September 30, 2017 it incurred $438,598,

Depreciation and Amortization expense

Depreciation and amortization expense had marginally decreased by $738 during the three months ended September 30, 2018, when compared to the three months ended September 30, 2017.

Allowance for bad debts

During the three months ended September 30, 2018, the Company made a provision for bad debts amounting to $77,279.

The loss from operations for the three months ended September 30, 2018 has significantly reduced ($528,899) when compared with September 30, 2017. The loss from operations were $141,436 and $670,335, respectively.

The Company’s other income and (expense) for the three months ended September 30, 2018 and September 30, 2017 amounted to $(65,152) and $(22,153), respectively. The following table sets forth the Company’s other income and (expense) analysis for both periods:

	September 30, 2018	September 30, 2017	Changes
Interest expense	$(45,578)	$(18,305)	$(27,273)
Gain on disposals of property and equipment	14	-	14
Other income	4,259	18	4,241
Bank charges	(829)	(1,095)	266
Exchange (loss)/ gain	(23,018)	(2,771)	(20,247)
Total other income (expenses)	$(65,152)	$(22,153)	$(42,999)

Other expenditures increased by $42,999 in the three months ended September 30, 2018, when compared to the three months ended September 30, 2017. The main reason for this increase was the increase in interest cost and reduction in exchange gain when compared with three months ending September 30, 2017.

The loss before provision for income taxes for the three months ended September 30, 2018 and September 30, 2017 amounted to $206,588 and $692,488, respectively.

The net loss for the three months ended September 30, 2018 and September 30, 2017 amounted to $206,588 and $692,488, respectively.

The Company’s comprehensive loss for the three months ended September 30, 2018 and September 30, 2017 amounted to $90,295 $711,383, respectively.

Comprehensive Income / (Loss):	September 30, 2018	September 30, 2017
(Loss) / gain on foreign currency translation	$116,293	$(18,895)
Net loss	(206,588)	(692,488)
Comprehensive loss	$(90,295)	$(711,383)

At September 30, 2018 and March 31, 2018, the Company had 65,738,320 and 52,590,654 common shares issued and outstanding, respectively. The weighted average number of shares for the three months ended September 30, 2018 and September 30, 2017 was 115,738,320 and 89,682,783, respectively. The loss per share for both periods was $(0.00) per share and $(0.01) per share, respectively.

D. Results of operations for the six months ended September 30, 2018 and September 30, 2017:

The Company had revenues amounting to $328,881 and $381,138, respectively, for six months ended September 30, 2018 and September 30, 2017. Following is a breakdown of revenues for both periods:

	30-Sep-18	30-Sep-17	Changes

DuoSubscribe	$224,583	$254,325	$(29,742)
Facetone	92,596	89,668	2,928
Software hosting and reselling	11,558	6,730	4,828
Development services	144	30,415	(30,271)
	$328,881	$381,138	$(52,257)

Total revenue for the six months ended September 30, 2018 declined by 14% when compared to six months ended September 30, 2017. This decrease is mainly due to the reduction in revenue generated by DuoSubscribe and Development services.

For the six months ended September 30, 2018 and September 30, 2017, the Company had the following concentrations of revenues with customers:

Customer	30-Sep-18	30-Sep-17

A	58.53%	50.03%
B	20.36%	0%
C	2.71%	8.28%
D	0.53%	14.29%
E	0%	7.98%
Other misc. customers	17.87%	19.42%
	100%	100%

The total cost of sales amounted to $127,442 and $161,669 for the six months ended September 30, 2018 and 2017, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	30-Sep-18	30-Sep-17	Change

Purchases (Server space)	$15,855	$23,178	$(7,323)
Implementation and onsite support cost	23,590	15,575	8,015
Product development cost written off	40,028	56,114	(16,086)
Consultancy, contract basis employee cost	-	7,468	(7,468)
Support services	42,492	34,723	7,769
Development services	2,532	21,361	(18,829)
Other external services	2,945	3,250	(305)
Total cost of sales	$127,442	$161,669	$(34,227)

Cost of sales decreased by 21% during the six months ended September 30, 2018 when compared to the six months ended September 30, 2017. Decrease in the server cost, cost of development services and product development cost written off were the main contributors to the decrease in cost of sales.

The gross income for the six months ended September 30, 2018 and 2017 amounted to $201,439 and $219,469, respectively.

The total operating expenditures amounted to $994,169 and $1,039,690 for the six months ended September 30, 2018 and 2017, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods

	30-Sep-18	30-Sep-17	Change

General and administrative	$213,919	$303,842	$(89,923)
Salaries and benefits	144,926	198,988	(54,062)
Selling and distribution	5,568	5,883	(315)
Professional services - Investment advisory	438,598	438,598	-
Depreciation	12,431	13,379	(948)
Amortization of web site development	886	764	122
Allowance for bad debts	177,841	78,237	99,604
Total operating expenses	$994,169	$1,039,690	$(45,521)

Following are the main reasons for the variances in operating expenses of the Company:

General and Administrative Cost

The general and administrative expenditure has significantly decreased by 30% in the six months ended September 30, 2018 when compared with six months ended September 30, 2017. The main reason for the decrease is due to the reduction in dispensable expenses.

Salaries and benefits

Salaries and benefits decreased by 27% during the six months ended September 30, 2018 as the total number of staff was reduced when compared to the same period in 2017. The Company moved toward outsourcing of non-core activities and this lead to a decrease in the number of permanent staff.

Selling and distribution

There is a decrease of 5% on account of expenditure incurred for selling and distribution activities during the six months ended September 30, 2018, when compared with the six months ended September 30, 2017

Professional services – Investment advisory

Company incurred a cost of $438,598 for the six months ended September 30, 2018 and six months ended September 30, 2017 on account of agreement signed in July 2017, for investment advisory services over a period of one year.

Depreciation and amortization of web site development

Depreciation and amortization expense has decreased by $826 during the six months ended September 30, 2018, when compared to the six months ended September 30, 2017.

Allowance for bad debts

Allowance for bad debts increased by $99,604 during the six months ended September 30, 2018 when compared to the six months ended September 30, 2017.

The loss from operations for the six months ended September 30, 2018 and 2017 amounted to $792,730 and $820,222, respectively.

The Company’s other income and (expenses) for the six months ended September 30, 2018 and 2017 amounted to $(123,640) and $(34,140), respectively. The following table sets forth the Company’s other income and (expenses) analysis for both periods:

	September 30, 2018	September 30, 2017	Change

Interest expense	$(99,516)	$(36,156)	$(63,360)
Gain on disposals of property and equipment	14	32	(18)
Other income	4,524	620	3,904
Bank charges	(1,559)	(2,,089)	530
Exchange (loss) / gain	(27,103)	3,453	(30,556)
Total other income (expenses)	$(123,640)	$(34,140)	$(89,500)

Other expenses increased by $89,500, during the six months ended September 30, 2018, when compared with the six months ended September 30, 2017. This increase was mainly due to the increase in interest expense during the six months ended September 30, 2018.

The loss before provision for income taxes for the six months ended September 30, 2018 and 2017 amounted to $916,370 and $854,361, respectively.

The net loss for the six months ended September 30, 2018 and 2017 amounted to $916,370 and $854,361, respectively.

The Company’s comprehensive loss for the six months ended September 30, 2018 and 2017 amounted to $761,298 and $879,217, respectively.

Comprehensive Loss:	September 30, 2017	September 30, 2016
Unrealized foreign currency translation (loss)\ gain	$155,072	$(24,856)
Net loss	(916,370)	(854,361)
Comprehensive loss	$(761,298)	$(879,217)

At September 30, 2018 and March 31, 2018, the Company had 65,738,320 and 52,590,654 common shares issued and outstanding, respectively. The weighted average number of shares for the six months ended September 30, 2018 and September 30, 2017 was 111,283,919 and 89,128,172, respectively. The loss per share for both periods was $(0.01) per share and $(0.01) per share, respectively.

E. Financial condition as at September 30, 2018 and March 31, 2018:

Assets:

The Company reported total assets of $1,267,752 and $1,843,177 as at September 30, 2018 and March 31, 2018, respectively. 59% of these total assets include intangible assets and 23% of total assets are comprised of accounts receivable of the Company. Our property and equipment include office equipment, computer equipment (Data Processing Equipment), furniture and fittings, web site developments and improvement to leasehold assets having a total net book value of $32,312 and $43,494 as at September 30, 2018 and March 31, 2018, respectively. Furthermore, our current assets as at March 31, 2018 totaled $1,066,744 and as at September 30, 2018, our current assets were $489,428. These current assets amounted to $489,428, comprised of cash of $18,035, accounts receivable of $295,311, prepaid and other current assets of $77,893 and accrued revenue of $98,189.

Liabilities:

The Company had total liabilities of $4,201,903 and $4,007,509 as at September 30, 2018 and March 31, 2018, respectively. Long term liabilities include balances owed to related parties which are outstanding for more than 12 months. Our current liabilities at March 31, 2018 totaled $4,007,509. We have seen an increase of 9% in current liabilities amounting to $236,974, making total current liabilities of $2,732,129 as at September 30, 2018. These mainly include short term third party debt, payroll liabilities, payable to related parties, deferred revenue, taxes payable, accrued liabilities and our day to day operational creditors.

Stockholder’s Deficit:

At March 31, 2018, the Company had stockholders’ deficit of $2,164,333. At September 30, 2018, the Company had stockholders’ deficit of $2,934,151, which represents an increase of 36%.

The Company had 65,738,320 and 52,590,654 shares issued and outstanding at September 30, 2018 and March 31, respectively.

F. Liquidity and capital reserves:

The Company had loss from operations of $141,436 and $670,335 for the three months ended September 30, 2018 and 2017, respectively; a total other income (expense) amounting to $(65,152) and $(22,153) for the three months ended September 30, 2018 and 2017, respectively; and a net loss of $206,588 and $692,488 for the three months ended September 30, 2018 and 2017, respectively.

In summary, our cash flows for the six months ended September 30, 2018 and September 30, 2017 were as follows:

	September 30, 2018	September 30, 2017
Net cash provided by operating activities	$(104,704)	$147,845
Net cash used in investing activities	(114,831)	(139,367)
Net cash provided by financing activities	-	-

Since inception, we have financed our operations primarily through internally generated funds and the use of our lines of credit with several financial institutions. We had $18,035 in cash; net cash provided by operations of $(104,704), for the six months ended September 30, 2018; working capital deficit of $2,242,701; and stockholders’ deficit of $2,934,151 as of September 30, 2018.

G. Milestones for next twelve months (2018-2019):

Our specific plan of operations and milestones through September 2019 are as follows:

1)	Product Development and Launch:

We intend to commercially launch the new cloud based, SaaS products: Facetone, and Smoothflow.

2)	Expansion:

a)	Geographical Expansion

We intend to enter certain markets by way of appointing partners with the strategic fit to be able to promote the products in those markets in the most cost effective manner to the Company.

b)	Market Expansion

Currently, we have clients in India, Indonesia, and Sri Lanka

We intend to expand into Saas market, with the launch of the cloud version of Facetone and Smoothflow.

c)	Knowledge Capital, Learning and Innovation.

Our greatest strength is our human capital. We have the ability to continue to innovate and set trends within the industries in which we operate, due to our ability to innovate and create value in our products.

Our management intends to:

●	Continue to empower and create value for our human capital;

●	Encourage disruptive technologies;

●	Provide greater opportunities for knowledge sharing; and

●	Sponsor and motivate learning and adoption of new technologies.

d)	Financial Performance

We intend to provide value for all our shareholders by:

●	Increasing profitability and free cash flow;

●	Efficiently managing the use of capital;

●	Raising capital and expanding our operations;

●	Capitalizing and maximizing on the high growth opportunities in the market;

●	Providing a robust and steady capital appreciation; and

●	Providing options to realize gains.

e)	Corporate Social Responsibility

Our wholly-owned subsidiary, Duo Software (Pvt.) Ltd., was Asia’s first software product development company to be certified Carbon Neutral in 2011.

We intend to be environmentally friendly, and continue with the carbon foot print audit and Carbon Neutral Certification.

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

DUO WORLD, INC.

Date: November 13, 2018	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2018	/s/ Suzannah Jennifer Samuel Perera
Suzannah Jennifer Samuel Perera
Chief Financial Officer
(Principal Accounting and Financial Officer)

