Form 10-Q
period 2018-12-31
DUO WORLD INC
filed 2019-02-13
CIK 1635136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 12, 2019, there were 65,738,321 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Duo World, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2018

(Unaudited)

F-1

CONTENTS

Page(s)

Consolidated Balance Sheets – December 31, 2018 (unaudited) and March 31, 2018	F-3

Consolidated Statements of Operations and Comprehensive Income / (Loss) for the three and nine months ended December 31, 2018 and December 31, 2017 (unaudited)	F-4

Consolidated Statements of Cash Flows for December 31, 2018 and December 31, 2017 (unaudited)	F-5

Notes to the Consolidated Financial Statements (unaudited)	F-6 – F-21

Duo World, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2018	March 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$9,493	$25,798
Accounts receivable - trade	185,581	369,232
Prepaid expenses and other current assets	81,311	523,000
Accrued revenue	92,578	148,714
Total Current Assets	368,963	1,066,744

Non Current Assets
Property and equipment, net of accumulated depreciation of $213,730 and $255,654 respectively	27,165	43,494
Intangible assets, net	702,687	732,939
Total Non Current Assets	729,852	776,433

Total Assets	$1,098,815	$1,843,177

LIABILITIES and SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$392,294	$367,620
Payroll, employee benefits, severance	546,739	458,717
Short term borrowings	566,951	690,139
Due to related parties	714,430	524,955
Payable for acquisition	185,762	185,762
Taxes payable	135,385	126,716
Accruals and other payables	151,285	131,550
Lease creditors	12,811	9,696
Deferred revenue	2,914	-
Total Current liabilities	2,708,571	2,495,155

Long Term Liabilities
Due to related parties	1,350,746	1,348,193
Lease creditors	944	10,129
Employee benefit obligation	100,826	154,032
Total Long Term liabilities	1,452,516	1,512,354

Total liabilities	$4,161,087	$4,007,509

Commitments and contingencies (Note 17)

Shareholders’ Deficit
Ordinary shares: $0.001 par value per share; 400,000,000 shares authorized; 65,738,321 and 52,590,654 shares issued and outstanding, respectively	$65,738	$52,591
Convertible series “A” preferred shares: $0.001 par value per share; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Additional paid in capital	11,539,358	5,767,533
Accumulated deficit	(15,033,038)	(8,059,437)
Accumulated other comprehensive income	360,670	69,981
Total shareholders’ deficit	(3,062,272)	(2,164,332)

Total Liabilities and Shareholders’ Deficit	$1,098,815	$1,843,177

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended,		For the nine months ended,
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Revenue	$150,199	200,911	$479,080	582,049
Cost of revenue (exclusive of depreciation presented below)	(57,658)	(76,039)	(185,101)	(237,708)
Gross Income	92,541	124,872	293,979	344,341

Operating Expenses
General and administrative	82,579	108,035	276,421	391,836
Salaries and casual wages	53,392	101,108	198,319	300,096
Selling and distribution	9,238	3,527	14,807	9,410
Professional services - Investment advisory	-	438,598	438,598	877,195
Depreciation	4,796	5,553	17,227	18,932
Amortization of web site development	432	383	1,317	1,146
Allowance for bad debts	121,509	63,198	299,350	141,435
Total operating expenses	271,946	720,402	1,246,038	1,740,049

Loss from operations	$(179,405)	(595,530)	$(952,059)	(1,395,709)

Other income (expenses):
Interest expense	$(58,428)	(19,250)	$(157,944)	(55,407)
Gain on disposals of property and equipment	-	51	14	83
Other income	38	2,514	4,563	3,134
Bank charges	(709)	(932)	(2,268)	(3,021)
Exchange (loss) / gain	(13,372)	2,885	(40,475)	6,338
Total other income (expenses)	(72,471)	(14,732)	(196,110)	(48,873)

Loss before provision for income taxes:	$(251,876)	(610,262)	$(1,148,169)	(1,444,581)

Tax Expense :
Provision for income taxes	-	-	-	-
Foreign taxes – Withheld	(11,861)	(15,969)	(31,939)	(36,011)

Net loss	$(263,737)	(626,231)	$(1,180,108)	(1,480,592)

Basic and Diluted Loss per Share	$(0.00)	(0.01)	$(0.01)	(0.02)

Basic and Diluted Weighted Average Number of Shares Outstanding	115,738,321	91,595,863	112,774,120	89,951,984

Comprehensive Income (Loss):
Unrealized foreign currency translation (loss) gain	$135,617	(15,001)	$290,689	(39,857)
Net loss	(263,737)	(626,231)	(1,180,108)	(1,480,592)
Comprehensive loss	$(128,120)	(641,232)	$(889,419)	(1,520,449)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended,
	December 31, 2018	December 31, 2017

Operating activities:
Loss before provision for income taxes	$(1,180,108)	$(1,480,592)

Adjustments to reconcile loss before provision for income taxes to cash provided by operating activities:

Depreciation and amortization	18,544	20,078
Bad debts	299,350	141,435
Gain on disposals of property and equipment	(14)	(83)
Previous period adjustments	(8,520)	-
Stock issued for services	-	1,858,690
Product development cost written off	58,783	84,844

Changes in assets and liabilities:

Accounts receivable - trade	(115,699)	(92,127)
Prepayments	497,825	(893,065)
Accounts payable	24,674	63,308
Payroll, employee benefits, severance	88,022	195,050
Short term overdraft	(123,188)	88,772
Due to related parties	189,475	240,433
Taxes payable	8,669	33,750
Lease creditor	(6,071)	-
Retirement benefit	(53,206)	-
Accruals and other payables	22,649	(31,662)
	$(278,814)	$228,831

Investing activities:

Acquisition of property and equipment	(3,246)	(3,458)
Sale proceeds of disposal of property and equipment	-	334
Intangible assets	(145,822)	(212,748)

Net cash used in investing activities	$(149,068)	$(215,872)

Financing activities:	-	-

Net cash provided by financing activities	$-	$-

Effect of exchange rate changes on cash	411,578	(17,295)

Net decrease in cash	$(16,305)	$(4,336)

Cash, beginning of period	25,798	25,084

Cash, end of period	$9,493	$20,748

Supplemental disclosure of cash flow information:
Cash paid for interest	$(154,140)	$55,407

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common shares issued for services received	$-	$1,858,690

The accompanying notes are an integral part of these consolidated financial statements.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2018

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

On December 3, 2014, Duo Software (Pvt.) Limited (DSSL) and Duo Software Pte. Limited (DSS) executed a reverse recapitalization with Duo World Inc. (Duo). See Note 4. Duo (Successor) is a holding company that conducts operations through its wholly owned subsidiaries, DSSL and DSS (Predecessors), in Sri Lanka, Singapore and India. The consolidated entity is referred to as the “Company.” The Company, having its development center in Colombo, has been in the space of developing products and services for customer service experience and life cycle management industry. The Company’s applications (“Duo Subscribe,” “Facetone,” and “Smoothflow”) provide solutions in the space of subscriber management and billing, customer life cycle management, and conversation flows and automation for customer service.

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report, which contains the audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended March 31, 2018. The interim results for the period ended December 31, 2018 are not necessarily indicative of results for the full fiscal year.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $263,737 and $1,180,108 for the three and nine months ended December 31, 2018 respectively, net cash provided by operations of $(278,814) and $228,831 in nine months ended December 31, 2018 and 2017 respectively, a working capital deficit of $2,339,608 and $1,428,411 as of December 31, 2018 and March 31, 2018 respectively, outstanding statutory dues towards employee provident fund and employee trust fund of $395,862 and $388,630 as of December 31, 2018 and March 31, 2018 respectively and a stockholders´ deficit of $3,062,272 and $2,164,332 as of December 31, 2018 and March 31.2018 respectively.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2018 and March 31, 2018, there were no cash equivalents.

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

Following five steps are followed in recognizing revenue from contracts:

●	Identify the Contract(s) with a customer;

●	Identify the performance obligation of the contract;

●	Determine the transaction price;

●	Allocate the transaction price to the performance obligations in the contract and;

●	Recognize revenue when or as the company satisfies a performance obligation.

One of the revenue models adopted by the Company is that, it licenses its products on a per server, per user basis with the price per customer varying based on the selection of the products licensed, the number of site installations and the number of authorized users. The products offered on this basis are “DuoSubscribe” and “Facetone-enterprise.” Duo sells its software license along with software implementation and annual maintenance services under an agreement with various clients. The Company raises invoice on key milestone basis, as defined in the agreement and recognizes revenue after satisfying the performance obligations. Revenues from consulting and training services are typically recognized as the services are performed.

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

During 2018, DUO also commenced distribution of its software product ‘Facetone-hosted version” with third party telecommunication companies. It’s a revenue model where the Telecommunication provider hosts DUO’s software applications and makes them available to its customers over the Internet for a monthly subscription fee.

For the three months ended December 31, 2018 and 2017, the Company received only cash as consideration for sale of licenses and related services and not in kind.

For the nine months ended December 31, 2018 and 2017, the Company had the following concentrations of revenues with customers:

Customer	December 31, 2018	December 31, 2017

A	65.00%	47.57%
B	15.16%	6.77%
C	6.80%	3.84%
D	3.99%	3.13%
E	2.68%	2.14%
F	1.95%	2.00%
G	1.93%	8.13%
H	0.38%	11.00%
I	0.03%	7.47%
Other misc. customers	2.07%	7.96%
	100.00%	100.00%

For the nine months ended December 31, 2018 and 2017, the Company had following sales by products:

Product	December 31, 2018	December 31, 2017

DuoSubscribe	$362,921	$375,794
Facetone	99,407	150,348
Software hosting and reselling	16,608	12,428
Development services	144	43,479
	$479,080	$582,049

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

Company recognized $79,059 revenue as at December 31, 2018 from the contract with LOLC as the performance obligations are completed in this year, and has a contract balance of $94,135 from the same customer as at December 31, 2018. Company is waiting for the customer confirmation to deliver the balance product and services.

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

Deferred Revenue - Deferred revenue represents advance payments for software licenses, services, and maintenance billed in advance of the time revenue is recognized. As at March 31, 2018, there were no differed revenue recognized and as at December 31, 2018, deferred revenue recognized was $2,914.

Accrued Revenue/Unbilled Accounts Receivable - Accrued revenue/Unbilled accounts receivable primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period. As at December 31, 2018 and March 31, 2018 unbilled/accrued revenues were $92,578 and $148,714 respectively.

Company has no contract liabilities and asset recognized for cost to fulfill a requirement of a customer as at December 31, 2018.

Cost of Revenue

Cost of revenue mainly includes cost for server space, product implementation costs, amortization of product development, developer support and implementation, and consultancy fees related to the products offered by Duo. The aggregate cost related to the software implementations, including support and consulting services pertaining to the revenue recognized during the reporting period, is recognized as Cost of Revenue.

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

During the nine months ended December 31, 2018 and 2017, product research and development cost of $145,822 and $212,748, respectively, were capitalized as “Intangible assets.”

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expenses were incurred during the nine months ended December 31, 2018 and 2017.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets and liabilities are not recognized in the current financials due to recurring tax losses and the uncertainty of the realization of the tax allowances. Withholding tax deducted from the source of income from foreign operations are debited to profit and loss account due to non-refundable status.

Comprehensive Income

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from April 1, 2015 through December 31, 2018, includes only foreign currency translation gains (losses), and is presented in the Company’s consolidated statements of comprehensive income.

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the period ending on December 31, 2018 were as follows:

Foreign Currency Translation gains (losses)

Balance, March 31, 2018	$69,981
Translation rate gain (loss)	38,779
Balance, June 30, 2018	$108,760
Translation rate gain (loss)	116,293
Balance, September 30, 2018	$225,053
Translation rate gain (loss)	135,617
Balance, December 31, 2018	$360,670

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

The Company has adopted implementation of ASC 606 with effect from April 1, 2018 and as a result of it $0.21 million impact which was provided as at March 31, 2018 has been reversed.

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

Note 5 – Accounts Receivable

Following is a summary of accounts receivable as at December 31, 2018 and March 31, 2018;

	December 31, 2018	March 31, 2018
Accounts receivable – trade	$639,794	$576,775
Less: Provision for doubtful debts	(454,213)	(207,543)
	$185,581	$369,232

At December 31, 2018 and March 31, 2018, the Company had following concentrations of accounts receivable with customers:

Customer	December 31, 2018	March 31, 2018
A	22.23%	14.83%
B	21.85%	0.00%
C	17.14%	5.04%
D	12.10%	1.86%
E	9.96%	7.85%
F	5.40%	3.39%
G	4.11%	4.61%
H	0.00%	56.37%
Other receivables	7.21%	6.05%
	100.00%	100.00%

Note 6 – Prepaid Expenses and Other Current Assets

Following is a summary of prepaid expenses and other current assets as at December 31, 2018 and March 31, 2018;

	December 31, 2018	March 31, 2018
Security deposits	$56,494	$67,348
ESC receivable	8,130	5,688
OTCQB Annual fee	3,000	-
Prepayments	4,625	1,370
Supplier advance	711	136
Prepayment for other professional services	-	438,598
Insurance prepayment	-	1,160
Travel advance	158	-
Other receivables	8,193	8,700
	$81,311	$523,000

Note 7 – Property and Equipment

Following table illustrates net book value of property and equipment as at December 31, 2018 and March 31, 2018;

	December 31, 2018	March 31, 2018
Office equipment	$1,747	$2,054
Furniture & fittings	119,195	138,752
Computer equipment (data processing equipment)	88,011	122,443
Improvements to lease hold assets	18,050	21,221
Website development	13,893	14,678
	240,896	299,148
Accumulated depreciation and amortization	(213,730)	(255,654)
Net fixed assets	$27,165	$43,494

Depreciation and amortization expense for the nine months ended December 31, 2018 and 2017 was $18,544 and $20,078, respectively.

Note 8 – Intangible Assets

Intangible assets comprise of capitalization of certain costs pertaining to product development, which meet the criteria as set forth above under Note 3. Following table illustrates the movement in intangible assets as at December 31, 2018 and March 31, 2018:

	December 31, 2018	March 31, 2018
Opening Balance	$732,939	$580,899
Add: Costs capitalized during the year	145,822	277,812
Less: Amount written-off	(59,834)	(113,363)
Translational gain/ (loss)	(116,240)	(12,409)
Net Intangible Assets	$702,687	$732,939

Note 9 – Short Term Borrowings

Following is a summary of short-term borrowings as at December 31, 2018 and March 31, 2018;

	December 31, 2018	March 31, 2018
PAN Asia Bank – Short term overdraft	$406,447	$440,609
PAN Asia Bank – Loan	36,934	162,636
Commercial Bank	31,228	53,571
Senkadagala Finance	20,408	33,323
Beanstalk Investments	71,934	-
	$566,951	$690,139

Bank overdraft facility, obtained from Pan Asia Banking Corporation PLC, contains an average interest rate of 15.55% per annum.

Note 10 – Due to Related Parties

Due to Related Parties – Short term

From time to time, the Company receives advances from related parties such as officers, directors or principal shareholders in the normal course of business. Loans and advances received from related parties are unsecured and non-interest bearing. Balances outstanding to these persons for less than 12 months are presented under current liabilities in the accompanying consolidated financial statements. As of December 31, 2018 and March 31, 2018, the Company owed directors $714,430 and $524,955, respectively.

Due to Related Parties – Long term

Balances outstanding to related parties for more than 12 months are presented under long-term liabilities in the accompanying consolidated financial statements. As of December 31, 2018 and March 31, 2018, the Company owed directors $1,350,746 and $1,348,193, respectively.

Note 11 – Taxes Payable

The taxes payable comprise of items listed below as at December 31, 2018 and March 31, 2018;

	December 31, 2018	March 31, 2018
PAYE	$130,076	$117,805
Stamp duty payable	16	34
Tax payable	5,293	8,877
	$135,385	$126,716

Note 12 – Accruals and Other Payables

Following is a summary of accruals and other payables as at December 31, 2018 and March 31, 2018;

	December 31, 2018	March 31, 2018
Audit fee payable	$1,752	$22,260
Accruals	26,139	29,128
Other payables	119,590	78,745
Accrued interest	3,804	1,417
	$151,285	$131,550

Note 13 – Cost of Revenue

Following is the summary of cost of revenue for the nine months ending December 31, 2018 and 2017;

	December 31, 2018	December 31, 2017
Purchases	$20,517	$38,087
Implementation cost	36,202	20,510
Product development cost written off	58,783	84,844
Consultancy, contract basis employee cost	898	7,468
Support services	60,674	50,262
Other external services	5,495	6,594
Development services	2,532	29,943
	$185,101	$237,708

Note 14 – General and Administrative Expenses

Following is the summary of general and administrative expenses for the nine months ending December 31, 2018 and 2017;

	December 31, 2018	December 31, 2017
Directors remuneration	$105,978	$113,781
EPF	7,448	7,998
ETF	1,862	1,999
Vehicle allowance	23,113	28,227
Staff welfare	5,822	8,693
Penalties / late payment charges	2,493	817
Office rent	34,668	51,260
Electricity charges	7,621	10,919
Office maintenance	11,458	9,241
Telephone charges	5,723	8,137
Travelling expense	560	2,761
Audit fee	3,787	8,094
Printing and stationery	571	848
Office expenses	358	1,354
Computer maintenance	2,032	3,723
Internet charges	9,053	9,638
Courier and postage	558	689
Security charges	1,186	2,338
OTC Market fees	9,000	-
Insurance expense	-	1,393
Professional fees	6,669	13,882
Gratuity	1,889	5,382
Secretarial fees	556	396
Irrecoverable tax	254	-
Software rentals	6,385	19,176
Other professional services	9,440	5,945
Consulting fee	-	51,300
Transfer agent fees	150	1,010
Filling fee and subscription	1,616	4,687
Stamp duty expenses	192	1,123
Legal fee	15,073	9,403
Investor relations	398	5,742
Other expenses	510	1,880
	$276,421	$391,836

Note 15 – Selling and Distribution Expenses

Following is the summary of selling and distribution expenses for the nine months ending on December 31, 2018 and 2017;

	December 31, 2018	December 31, 2017
Vehicle hire charges	$4,336	$4,681
Vehicle running expenses	3,949	3,492
Marketing expenses	6,522	1,237
	$14,807	$9,410

Note 16 – Equity

(A)	Common Stock

As at December 31, 2018, the Company has 400,000,000 authorized common shares having a par value of $0. 001. The ordinary shares have been designated with the following rights:

●	Voting rights: Common shareholders can attend at annual general meeting to cast vote or use a proxy.

●	Right to elect board of directors: Common shareholders control the Company through their right to elect the company’s board of directors.

●	Right to share income and assets: Common shareholders have the right to share company’s earnings equally on a per-share basis in the form of dividend. Similarly, in the event of liquidation, shareholders have claim on assets that remain after meeting the obligation to accrued taxes, accrued salary and wages, creditors including bondholders (if any) and preferred shareholders. Thus, common shareholders are residual claimants of the company’s income and assets.

During the nine months ended December 31, 2018, the Company issued the following common shares:

Date	Type	No. of Shares	Valuation
06/01/2018	Stock issued as a Dividend payment	13,147,667	$5,784,973
			$5,784,973

(B)	Preferred Stock

As at December 31, 2018, the Company has 10,000,000 authorized Series “A” preferred shares having a par value of $0.001 per share.

The preferred shares have been designated with the following conversion rights:

●	One preferred share will convert into ten (10) common shares no earlier than 24 months and 1 day after the issuance.

Note 17 - Commitments and Contingencies

The Company consults with legal counsel on matters related to litigation and other experts both within and outside the Company with respect to matters in the ordinary course of business. The Company does not have any contingent liabilities in respect of legal claims arising in the ordinary course of business.

Duo entered into a lease commitment for its Sri Lanka office amounting to $36,521 with Ms. Praveena Sujeevan on November 1, 2018 for a period of 2 years. Duo entered in to another lease commitment for its Indian office amounting to $1,167 on April 1, 2018 with Regus Office Center Services Pvt. Limited for a period of 1 year.

Guarantee provided by the company existed on the balance sheet date are as follows:

Date	Description	Amount
9/23/2011	Performance bond for BOC tender	$8,311
5/15/2013	Guarantee for Lanka Clear	1,747
7/31/2014	Guarantee for SLT	471
8/10/2015	Guarantee for LOLC	1,328
5/23/2018	Rent deposit for Delhi apartment	1,283
7/17/2018	Security deposit- Senkadagala Finance	27,667
7/18/2018	Guarantee for Amana Bank	527
9/10/2018	Guarantee for ICTA	1,660
10/9/2018	Rent deposit for office space	9,130
		$52,124

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

Our MD&A is comprised of the following sections:

A.	Business Overview

B.	Critical Accounting Policies

C.	Results of operations for the three months ended December 31, 2018 and December 31, 2017

D.	Results of operations for the nine months ended December 31, 2018 and December 31, 2018

E.	Financial condition as at December 31, 2018 and March 31, 2018

F.	Liquidity and capital reserves

G.	Milestones for next twelve months

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

Effective December 3, 2014, DSSL and DSS executed a reverse recapitalization with Duo. Duo (“Successor”) is a holding company that conducts operations through its wholly-owned subsidiaries, DSSL and DSS (“Predecessors”) in Sri Lanka, Singapore and India. The consolidated entity is referred to as the “Company.” The Company, having its development center in Colombo, Sri Lanka, specializes in the space of customer service experience and life cycle management and conversation flow and automation., in the Asia Pacific Region. Driven by innovation, Duo World has served the enterprises in many ways, including efficiency, cost reduction, revenue optimization and continuous value addition to their product and service offerings. Duo World has been in the business of developing products and services for the customer service experience and life cycle management industry.

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

C. Results of operations for the three months ended December 31, 2018 and December 31, 2017:

The Company had revenues amounting to $150,199 and $200,911, respectively, for three months ended December 31, 2018 and December 31, 2017. Following is a breakdown of revenues for both periods:

	December 31, 2018	December 31, 2017	Changes

DuoSubscribe	$131,662	$121,469	$10,193
Facetone	6,811	60,680	(53,869)
Software hosting and reselling	11,726	5,698	6,028
Development services	-	13,064	(13,064)
	$150,199	$200,911	$(50,712)

Total revenue for the three months ended December 31, 2018 decreased by 25% when compared to December 31, 2017.

Decrease in revenue is mainly due to a major part of the revenue from a significant contract for ‘Facetone’ being recognized in the period ended December 31, 2017, when compared to December 31, 2018. The contract balance of $94,135 will be recognized in the future periods.

Revenue from DuoSubscribe increased by 8%, for the three months ended December 31, 2018 when compared to the same period in 2017.

There has been an increase in the number of subscribers and revenue (106%) from the hosting and reselling contracts with the Telecommunication partners during the period ended December 31, 2018 when compared to December 31, 2017.

For the three months ended December 31, 2018 and December 31, 2017, the Company had the following concentrations of revenues with customers:

Customer	December 31, 2018	December 31, 2017

A	81.00%	42.91%
B	6.66%	4.88%
C	4.44%	3.00%
D	2.30%	19.61%
Other misc. customers	5.60%	29.60%
	100%	100%

The total cost of sales amounted to $57,658 and $76,039 for the three months ended December 31, 2018 and December 31, 2017, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	December 31, 2018	December 31, 2017	Change

Purchases- hosted servers	$4,661	$14,909	$(10,248)
Implementation and onsite support cost	12,612	4,935	7,677
Product development cost written off	18,754	28,730	(9,976)
Consultancy, contract basis employee cost	898	-	898
Support services	18,183	15,539	2,644
Development services	-	8,582	(8,582)
Other external services	2,550	3,344	(794)
Total cost of sales	$57,658	$76,039	$(18,381)

Cost of sales decreased by 24% in the three months ended December 31, 2018 when compared to the three months ended December 31, 2017. Reduction in purchase of servers, cost of development services, and product development cost written off were the main contributors for the reduction in the total cost of sales.

The gross income for the three months ended December 31, 2018 and December 31, 2017 amounted to $92,541 and $124,872, respectively.

The total operating expenditure amounted to $271,946 and $720,402 for the three months ended December 31, 2018 and December 31, 2017, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	December 31, 2018	December 31, 2017	Changes

General and administrative	$82,579	$108,035	$(25,456)
Salaries and casual wages	53,392	101,108	(47,716)
Selling and distribution	9,238	3,527	5,711
Professional services- Investment advisory	-	438,598	(438,598)
Depreciation	4,796	5,553	(757)
Amortization of web site development	432	383	49
Allowance for bad debts	121,509	63,198	58,311
Total operating expenses	$271,946	$720,402	$(448,456)

Following are the main reasons for the variances in operating expenses of the Company:

General and Administrative Cost

During the three months ended December 31, 2018, general and administrative cost declined by $25,456 (24%) when compared to the same period in 2017, mainly due to reduction in the consulting fees paid for investor relations and the reduction in rent expense.

Salaries and benefits

There has been significant reduction (47%) in salaries and benefits during the three months ended December 31, 2018, due to decline in the total number of staff when compared to the same period in 2017. The Company completed development of many of its software products and moved toward outsourcing of non-core activities; this lead to a decrease of 46% in the number of permanent staff.

Selling and distribution

During the period ended December 31, 2018, marketing expenses marginally increased by $5711 when compared to December 31, 2017. The company engaged the service of an online marketing consultant in preparation for the launch of its new product ‘Smoothflow’.

Professional services – Investment advisory

During the three months ended December 31, 2018, the Company did not incur any expenditure on account of professional / investment advisory services. Whereas, for the three months ended December 31, 2017, it incurred $438,598,

Depreciation and Amortization expense

Depreciation and amortization expense had marginally decreased by $708 during the three months ended December 31, 2018, when compared to the three months ended December 31, 2017.

Allowance for bad debts

During the three months ended December 31, 2018, the Company made a provision for bad debts amounting to $121,509.

The loss from operations for the three months ended December 31, 2018 has significantly reduced ($416,125) when compared with December 31, 2017. The loss from operations were $179,405 and $595,530, respectively.

The Company’s other income and (expense) for the three months ended December 31, 2018 and December 31, 2017 amounted to $(72,471) and $(14,732), respectively. The following table sets forth the Company’s other income and (expense) analysis for both periods:

	December 31, 2018	December 31, 2017	Changes

Interest expense	$(58,428)	$(19,250)	$(39,178)
Gain on disposals of property and equipment	-	51	(51)
Other income	38	2,514	(2,476)
Bank charges	(709)	(932)	223
Exchange gain	(13,372)	2,885	(16,257)
Total operating expenses	$(72,471)	$(14,732)	$(57,739)

Other expenditures increased by $57,739 in the three months ended December 31, 2018, when compared to the three months ended December 31, 2017. The main reason for this increase was the increase in interest cost and reduction in exchange gain when compared with three months ending December 31, 2017.

The loss before provision for income taxes for the three months ended December 31, 2018 and September 30, 2017 amounted to $251,876 and $610,262, respectively.

The net loss for the three months ended December 31, 2018 recorded a significant reduction (58%) when compared to December 31, 2017. Net loss for the three months ended December 31, 2018 and December 31, 2017 amounted to $263,737 and $626,231, respectively.

The Company’s comprehensive loss for the three months ended December 31, 2018 and December 31, 2017 amounted to $128,120 $641,232, respectively.

Comprehensive Income / (Loss):	December 31, 2018	December 31, 2017
(Loss) / gain on foreign currency translation	$135,617	$(15,001)
Net loss	(263,737)	(626,231)
Comprehensive loss	$(128,120)	$(641,232)

At December 31, 2018 and March 31, 2018, the Company had 65,738,321 and 52,590,654 common shares issued and outstanding, respectively. The weighted average number of shares for the three months ended December 31, 2018 and December 31, 2017 were 115,738,321 and 91,595,863, respectively. The loss per share for both periods was $(0.00) per share and $(0.01) per share, respectively.

D. Results of operations for the nine months ended December 31, 2018 and December 31, 2017:

The Company had revenues amounting to $479,080 and $582,049, respectively, for nine months ended December 31, 2018 and December 31, 2017. Following is a breakdown of revenues for both periods:

	December 31, 2018	December 31, 2017	Changes

DuoSubscribe	$362,921	$375,794	$(12,873)
Facetone	99,407	150,348	(50,941)
Software hosting and reselling	16,608	12,428	4,180
Development services	144	43,479	(43,335)
	$479,080	$582,049	$(102,969)

Total revenue for the nine months ended December 31, 2018 declined by 18% when compared to nine months ended December 31, 2017. This decrease is mainly due to the reduction in revenue generated by Facetone and Development services.

For the nine months ended December 31, 2018 and December 31, 2017, the Company had the following concentrations of revenues with customers:

Customer	December 31, 2018	December 31, 2017

A	65.00%	47.57%
B	15.16%	6.77%
C	6.80%	3.84%
D	3.99%	3.13%
Other misc. customers	9.05%	38.69%
	100%	100%

The total cost of sales amounted to $185,101nd $237,708 for the nine months ended December 31, 2018 and 2017, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	December 31, 2018	December 31, 2017	Change

Purchases(Server space)	$20,517	$38,087	$(17,570)
Implementation and onsite support cost	36,202	20,510	15,692
Product development cost written off	58,783	84,844	(26,061)
Consultancy, contract basis employee cost	898	7,468	(6,570)
Support services	60,674	50,262	10,412
Development services	2,532	29,943	(27,411)
Other external services	5,495	6,594	(1,099)
Total cost of sales	$185,101	$237,708	$(52,607)

Cost of sales decreased by 22% during the nine months ended December 31, 2018 when compared to the nine months ended December 31, 2017. Decrease in the server cost, cost of development services and product development cost written off were the main contributors to the decrease in cost of sales.

The gross income for the nine months ended December 31, 2018 and 2017 amounted to $293,979 and $344,341, respectively.

The total operating expenditures amounted to $1,246,038 and $1,740,049 for the nine months ended December 31, 2018 and 2017, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods.

	December 31, 2018	December 31, 2017	Change

General and administrative	$276,421	$391,836	$(115,415)
Salaries and benefits	198,318	300,095	(101,777)
Selling and distribution	14,807	9,410	5,397
Professional services - Investment advisory	438,598	877,195	(438,597)
Depreciation	17,227	18,932	(1,705)
Amortization of web site development	1,317	1,146	171
Allowance for bad debts	299,350	141,435	157,915
Total operating expenses	$1,246,038	$1,740,049	$(494,011)

Following are the main reasons for the variances in operating expenses of the Company:

General and Administrative Cost

The general and administrative expenditure has significantly decreased by 29% in the nine months ended December 31, 2018 when compared with nine months ended December 31, 2017. The main reason for the decrease is due to the reduction in dispensable expenses.

Salaries and benefits

Salaries and benefits decreased by 34% during the nine months ended December 31, 2018 as the total number of staff was reduced when compared to the same period in 2017. The Company moved toward outsourcing of non-core activities and this lead to a decrease in the number of permanent staff.

Selling and distribution

There is an increase of $ 5,397 on account of expenditure incurred for selling and distribution activities during the nine months ended December 31, 2018, when compared with the nine months ended December 31, 2017

Professional services – Investment advisory

Company incurred a cost of $438,598 for the nine months ended December 31, 2018 and $ 877,195 for the nine months ended December 31, 2017 on account of agreement signed in July 2017, for investment advisory services over a period of one year.

Depreciation and amortization of web site development

Depreciation and amortization expense has decreased by $1,534 during the nine months ended December 31, 2018, when compared to the nine months ended December 31, 2017.

Allowance for bad debts

Allowance for bad debts increased by $157,915 during the nine months ended December 31, 2018 when compared to the nine months ended December 31, 2017.

The loss from operations for the nine months ended December 31, 2018 and 2017 amounted to $952,059 and $1,395,709, respectively. The loss from operations reduced by $443,650 for the nine month ended December 31, 2018 when compared to the same period in 2017.

The Company’s other income and (expenses) for the nine months ended December 31, 2018 and 2017 amounted to $(196,110) and $(48,873), respectively. The following table sets forth the Company’s other income and (expenses) analysis for both periods:

	December 31, 2018	December 31, 2017	Change

Interest expense	$(157,944)	$(55,407)	$(102,537)
Gain on disposal of property and equipment	14	83	(69)
Other income	4,563	3,134	1,429
Bank charges	(2,268)	(3,021)	753
Exchange gain	(40,475)	6,338	(46,813)
Total other income (expenses)	$(196,110)	$(48,873)	$(147,237)

Other expenses increased by $147,237, during the nine months ended December 31, 2018, when compared with the nine months ended December 31, 2017. This increase was mainly due to the increase in interest expense during the nine months ended December 31, 2018.

The loss before provision for income taxes for the nine months ended December 31, 2018 and 2017 amounted to $1,148,169 and $1,444,581, respectively.

The net loss for the nine months ended December 31, 2018 and 2017 amounted to $1,180,108 and $1,480,592, respectively.

The Company’s comprehensive loss for the nine months ended December 31, 2018 and 2017 amounted to $889,419 and $1,520,449, respectively.

Comprehensive Loss:	December 31, 2018	December 31, 2017
Unrealized foreign currency translation (loss)\ gain	$290,689	$(39,857)
Net loss	(1,180,108)	(1,480,592)
Comprehensive loss	$(889,419)	$(1,520,449)

At December 31, 2018 and March 31, 2018, the Company had 65,738,321 and 52,590,654 common shares issued and outstanding, respectively. The weighted average number of shares for the nine months ended December 31, 2018 and December 31, 2017 was 112,774,120 and 89,951,984, respectively. The loss per share for both periods was $(0.01) per share and $(0.02) per share, respectively.

E. Financial condition as at December 31, 2018 and March 31, 2018:

Assets:

The Company reported total assets of $1,098,815 and $1,843,177 as at December 31, 2018 and March 31, 2018, respectively. 64% of these total assets include intangible assets and 17% of total assets are comprised of accounts receivable of the Company. Our property and equipment include office equipment, computer equipment (Data processing equipment), furniture and fittings, web site developments and improvement to leasehold assets having a total net book value of $27,165 and $43,494 as at December 31, 2018 and March 31, 2018, respectively. Furthermore, our current assets as at March 31, 2018 totaled $1,066,744 and as at December 31, 2018, our current assets were $368,963. These current assets amounted to $368,963, comprised of cash of $9,493, accounts receivable of $185,581, prepaid and other current assets of $81,311 and accrued revenue of $92,578.

Liabilities:

The Company had total liabilities of $4,161,087 and $4,007,509 as at December 31, 2018 and March 31, 2018, respectively. Long term liabilities include balances owed to related parties which are outstanding for more than 12 months. Our current liabilities at March 31, 2018 totaled $2,495,155. We have seen an increase of 9% in current liabilities amounting to $213,416, making total current liabilities of $2,708,571 as at December 31, 2018. These mainly include short term third party debt, payroll liabilities, payable to related parties, deferred revenue, taxes payable, accrued liabilities and our day to day operational creditors.

Stockholder’s Deficit:

At March 31, 2018, the Company had stockholders’ deficit of $2,164,332. At December 31, 2018, the Company had stockholders’ deficit of $3,062,272, which represents an increase of 41%.

The Company had 65,738,321 and 52,590,654 shares issued and outstanding at December 31, 2018 and March 31, 2018, respectively.

F. Liquidity and capital reserves:

The Company had loss from operations of $179,405 and $595,530 for the three months ended December 31, 2018 and 2017, respectively; a total other income (expense) amounting to $(72,471) and $(14,732) for the three months ended December 31, 2018 and 2017, respectively; and a net loss of $263,737 and $626,231 for the three months ended December 31, 2018 and 2017, respectively.

In summary, our cash flows for the nine months ended December 31, 2018 and December 31, 2017 were as follows:

	December 31, 2018	December 31, 2017
Net cash provided by operating activities	$(278,814)	$228,831
Net cash used in investing activities	(149,068)	(215,872)
Net cash provided by financing activities	-	-

Since inception, we have financed our operations primarily through internally generated funds and the use of our lines of credit with several financial institutions. We had $9,493 in cash; net cash provided by operations of $(278,814), for the nine months ended December 31, 2018; working capital deficit of $2,339,608; and stockholders’ deficit of $3,062,272 as of December 31, 2018.

G. Milestones for next twelve months (2019-2020):

Our specific plan of operations and milestones through March 2020 are as follows:

1)	Product Development and Launch:

We intend to commercially launch the new cloud based, SaaS products: Facetone, and Smoothflow. (The company successfully launched the Beta version of Smoothflow in January 2019.)

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

DUO WORLD, INC.

Date: February 13, 2019	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2019	/s/ Suzannah Jennifer Samuel Perera
Suzannah Jennifer Samuel Perera
Chief Financial Officer
(Principal Accounting and Financial Officer)

