Form 10-K
period 2019-03-31
DUO WORLD INC
filed 2019-08-13
CIK 1635136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number 000-55698

DUO WORLD, INC.

(Exact name of registrant as specified in its charter)

Nevada	35-2517572
(State of Incorporation)	(I.R.S. Employer Identification No.)

c/o Duo Software (Pvt.) Ltd.,

No. 6, Charles Terrace, Off Alfred Place

Colombo 03, Sri Lanka

(Address of principal executive offices)

No. 403 Galle Road, Colombo 03, Sri Lanka

(Former Address of principal executive offices)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (September 29, 2018) was approximately $49,303,740.

As of August 13, 2019, there were 65,754,296 shares of our common stock outstanding.

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

Duo World’s communications and collaboration platform is used by some of the largest banks, retail chains, Pay-TV operators, financial conglomerates in Sri Lanka. India’s largest digital cable TV operator and Indonesia’s growing direct-to-home (“DTH”) operators’ benefit by implementing Duo World’s Subscriber Management and Billing System for their operations.

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

Overview

We have recently transformed our business model from on premise/enterprise solutions to developing new products and enhancing our current products for the cloud-based, SaaS market. Duo World now provides a complete cloud system to deliver great customer service experience.

As we have now moved our business toward cloud-based, SaaS, product deployments, we plan to employ a strategic market approach focused on creating and distributing valuable, relevant and consistent online content to attract new customers through content marketing.

The enterprise version of each of our new SaaS products is launched first in Sri Lanka and the region as a test bed prior to being launched in other countries. We expect that our SaaS solutions will reduce implementation and change request costs, while improving product profitability. We believe the transition to cloud-based SaaS product will allow us to focus more on product innovation than on deploying our resources and efforts to solve customer-specific issues.

Rather than catering our products to limited industries in a particular region or country, our new SaaS products will allow us to serve a global customer base that can be reached through our cloud presence, accessed by any user via the internet regardless of where they are located. We believe that our transformation from on-premise/enterprise solutions to cloud-based, SaaS solutions has commenced exposing us to a greater number of potential customers and reduce our reliance on a few large enterprise customers.

Our Products

The following is a summary of our primary product offerings, which are fully developed and expected to launch to a broader customer base as outlined in more detail below.

DuoSubscribe

DuoSubscribe is a solution for Subscriber Management and Billing. With over a decade of experience in developing applications for these sectors and having vast amount of domain knowledge on how these sectors operate, Duo Subscribe is eminently capable of meeting the complex and rigorous demands of businesses around the world.

During fiscal 2018 and fiscal 2019, we have recognized $487,356 and $512,082 in revenue, respectively, from DuoSubscribe.

Facetone

In the past, we offered DuoCLM as an enterprise or on premise solution to large organizations that have dedicated customer support call centers to maintain their customer relationships. It was designed to manage the entire customer life cycle from the initial contact point with a customer to ongoing support.

We launched Facetone in October 2016. Facetone is a communication and collaboration platform that provides the capability of efficiently operating on-premise or cloud-based PABX, IVR or call center. A PABX is a private automatic branch exchange and automatic telephone switching system. An IVR is an interactive voice response system that interacts with callers, gathers information and routes calls to the appropriate recipients.

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

The on premise and Partner versions of Facetone were launched in 2016. The Partner solution is a hosted solution that operates similarly to a SaaS product from the client’s perspective. Under the Partner solution, we partner with leading telecom operators who host our Facetone solution in their data center and offer the solution to their enterprise customers as a value added subscription service, with sales and support then provided by the telecom partner on an ongoing basis.

During fiscal year 2018 and fiscal 2019, we have recognized $203,739 and $103,359 in revenue respectively from Facetone.

We expect to launch the separate SaaS version of Facetone by the second quarter of fiscal year 2020.

Smoothflow

Smoothflow is a tool that allows businesses to develop and deploy conversational automation to be conducted by machines without human intervention. Its Studio interface allows users to drag and drop activities to build conversation. To further enhance the conversation to be more like humans, Smoothflow has inbuilt artificial intelligence (“AI”) and Natural Language Processing (“NLP”).

Smoothflow uses the power of artificial intelligence to keep improving the conversational flow and user experience. Organizations can deliver great customer service by automating the multi-channel communication

Businesses will learn more about their customers than ever before and the Bots can be easily trained to answer questions that most people would find it difficult to answer themselves.

Smoothflow is integrated with WebChats, Social Media and messaging platforms such as Messenger by Facebook, Skype and Slack to enhance the Omni-channel customer user experience.

Smoothflow went live in January 2019 and acquired the first customer in March 2019.

Major Customers

The Company does business with a few major customers. Major customers are defined as those customers whose annual revenue contributions to the Company are greater or equal to 10% of the Company’s annual revenue. Net sales for the fiscal years ended March 31, 2019, 2018 and 2017 include sales to the following major customers:

Sales
	Year Ended March 31,
Customer	2019	%	2018	%	2017	%
Customer A	$455,220	71	$368,099	46	$376626	34
Customer B	$74,224	12	$78,795	10	$-	-
Customer C	$9,535	2	$50,133	6	$80,757	7
Customer D	$-	-	$81,339	10	$9,975	1
Customer E	$-	-	$63,851	8	$-	-
Customer F	$-	-	$-	-	$398,783	36
Customer G	$-	-	$-	-	$83,138	7
Total Sales to
Customers A-G	538,979	85	$642,217	80	$949,279	85

Duo World recently added two key client accounts with Commercial Bank of Ceylon PLC (“Commercial Bank”), the leading private financial service organization in Sri Lanka, and LOLC Group (“LOLC”), the largest non-banking financial institution and one of the most diversified conglomerates in Sri Lanka. Both Commercial Bank and LOLC have entered into contracts with the Company to implement the Facetone application to improve customer interactions across an Omni-channel platform.

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

Employees

The Company currently has approximately forty (40) employees. We have employment agreements with our employees, and our officers. We do not anticipate any of our employees being union members.

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

Where You Can Find Us

Our principal executive offices in the United States are located at 170 S. Green Valley Parkway, Suite 300, Henderson, Nevada 89012. Our U.S. telephone number is (870) 505-6540. Our primary overseas offices are located at c/o Duo Software (Pvt.) Ltd., No. 6, Charles Terrace, Off Alfred Place, Colombo 03, Sri Lanka. Our overseas telephone number is + (94) 112 375 000.

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

Risks Related to our Business and Industry

The markets in which we operate include a large number of service providers and are highly competitive.

We face intense competition on all aspects of our business. The nature of the IT industry creates a competitive landscape that is constantly evolving as firms emerge, expand or are acquired, as technology evolves and as delivery models change. Many of our competitors are expanding the services they offer in an attempt to gain additional business. In addition, new competitors, alliances among competitors or competitors’ mergers could result in significant market share gain by such competitors. Some of our competitors may have or develop a lower cost structure, adopt more aggressive pricing policies or provide services that gain greater market acceptance than the services that we offer or develop. Large and well-capitalized competitors may be able to better respond to the need for technological changes faster, price their services more aggressively, compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share. We could lose customers if our competitors introduce new competitive products, add new functionality, acquire competitive products, reduce prices, better execute on their sales and marketing strategies or form strategic alliances with other companies.

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

We employ approximately 40 permanent employees worldwide, and outsource all of the non-core activities and tasks to third party or contract employees. At times, we have experienced difficulties in hiring personnel with the desired levels of training and experience. In the technology industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. Since wages in India and Sri Lanka continue to increase at a faster rate than in the United States, we may also experience increased compensation costs that are not offset by either improved productivity or higher sales. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. We have been outsourcing certain non-core activities to third party suppliers. Additionally, quality service depends on our ability to retain employees and control personnel turnover. Any increase in the employee turnover rate could increase recruiting and training costs and could decrease operating effectiveness and productivity. We may not be able to continue to hire, train and retain a significant number of qualified personnel to adequately staff new client projects or expand existing ones.

We depend heavily on our management team and the loss of any of our executive officers could significantly weaken our management expertise and our ability to run our business.

Our business strategy and success is dependent on the skills and knowledge of our management team and consultants. As of the date of this Memorandum, Muhunthan Canagasooryam is our President and Chief Executive Officer, Suzannah Jennifer Samuel Perera is our Chief Financial Officer and Riad Ameen is our Legal Director. The loss of services of Muhunthan Canagasooryam, Suzannah Jennifer Samuel Perera, Riad Ameen or any member of our management team, including Anjana Chandrathilaka, Ajeewan Arumugam, Rangika Perera, and Sudarshini Rajaratnam could weaken significantly our management expertise and our ability to efficiently run our business. We do not maintain key man life insurance policies on any of our officers.

A large portion of our revenue is generated from a limited number of clients, and the loss of significant work from one or more of our clients could adversely affect our business.

Our four largest clients, Den Networks, LOLC and MAC, collectively represented 90% of our revenues for the year ended March 31, 2019 and our four largest clients Den Networks, LOLC, Development Services and Commercial Bank represented 74% of our revenues for the fiscal year ended March 31, 2018. While we typically have multiple work orders and/or contracts with our largest customers, which would not all terminate at the same time, the loss of one or more of the larger work orders or contracts with one of our largest customers could adversely affect our business, results of operations and financial condition, if the lost revenues were not replaced with profitable revenues from that client or other clients.

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

We could suffer significant damage to our brand and reputation if:

●	a cyber-attack or other security incident were to allow unauthorized access to or modification of our customers’ or other external data, our employee’s data or our own data and IT systems;
●	the services we provide to our customers were disrupted; or
●	our products or services are perceived as having security vulnerabilities.

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

In the event that we experience a temporary or permanent interruption at one or more of our data centers, contact centers or to cloud storage where we also store data and codes, through natural disaster, casualty, operating malfunction, cyber-attack, sabotage or other causes, we may be unable to provide the data services we are contractually obligated to deliver. This could result in us being required to pay contractual damages to some clients or to allow some clients to terminate or renegotiate their contracts. Notwithstanding disaster recovery and business continuity plans and precautions instituted to protect our clients and us from events that could interrupt delivery of services (including property and business interruption insurance that we may maintain or procure in the future), there is no guarantee that such interruptions would not result in a prolonged interruption in our ability to provide support services to our clients or that such precautions would adequately compensate us for any losses we may incur as a result of such interruptions.

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

Our business performance and growth plans may be negatively affected if we are unable to effectively anticipate and respond to developments in the application and use of our technology.

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

Our success depends upon our ability to develop new products and services, integrate acquired products and services and enhance our existing products and services.

Rapid technological advances, changing delivery models and evolving standards in computer software development and communications infrastructure, changing and increasingly sophisticated customer needs and frequent new product introductions and enhancements characterize the industries in which we compete. If we are unable to develop new or sufficiently differentiated products and services, enhance and improve our product offerings and support services in a timely manner or position and price our products and services to meet demand, customers may not purchase or subscribe to our software or cloud offerings or renew software support or cloud subscriptions contracts. Renewals of these contracts are important to the growth of our business. In addition, we cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities in emerging areas.

We have continued to refresh and release new offerings of software products and services, including Facetone and Smooth Flow. Our business may be adversely affected if:

●	we do not continue to develop and release these or other new or enhanced products and services within the anticipated time frames;
●	there is a delay in market acceptance of new, enhanced or acquired product lines or services;
●	there are changes in information technology (“IT”) trends that we do not adequately anticipate or address with our product development efforts;
●	we do not timely optimize complementary product lines and services; or
●	we fail to adequately integrate, support or enhance acquired product lines or services.

Our success depends upon our ability to sell products and services in new, international markets.

We derive the majority of our sales from customers based within Sri Lanka and the surrounding region. A material portion of our planned, future growth is dependent on our ability to sell products and services to customers based outside the geographical area of our existing sales. We have limited experience selling in many or all of the international markets we have targeted as part of our business plan. If we fail to sell in new, international markets there can be no assurance of our ability to continue as a going concern.

Defects or errors with our software could adversely affect our business.

Design defects or software errors may delay software introductions or reduce the satisfaction level of clients and may have a materially adverse effect on our business and results of operations. Our software is highly complex and may, from time to time, contain design defects or software errors that may be difficult, time consuming and costly to detect and/or correct. Because both our clients and we use our software to perform critical business functions, design defects, software errors or other potential problems within or outside of our control may arise from the use of our software. It may also result in financial or other damages to our clients, for which we may be held responsible. Although our license and other agreements with our clients may often contain provisions designed to limit our exposure to potential claims and liabilities arising from client problems, these provisions may not effectively protect us against such claims in all cases and in all jurisdictions. Claims and liabilities arising from client problems could result in monetary damages to us and could cause damage to our reputation, adversely affecting our business, results of operations and financial condition.

If we do not effectively manage our contact center capacity, our results of operations could be adversely affected.

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

Our compliance and risk management methods might not be effective and may result in outcomes that could adversely affect our reputation, financial condition and operating results.

Our ability to comply with applicable complex and changing laws and rules, including anti-corruption laws, is largely dependent on our establishment and maintenance of compliance, surveillance, audit and reporting systems, as well as our ability to attract and retain qualified compliance and other risk management personnel. While we have policies and procedures to identify, monitor and manage our risks, we cannot assure that our policies and procedures will always be effective or that we will always be successful in monitoring or evaluating the risks to which we are or may be exposed or detecting if our employees and agents are engaging in misconduct, fraud or other errors. In addition, some of our risk management methods depend upon evaluation of information regarding markets, customers or other matters that are publicly available or otherwise accessible by us. That information may not in all cases be accurate, complete, up-to-date or properly evaluated. In case of non-compliance or alleged non-compliance with applicable laws or regulations by us or our employees or agents, we could be subject to investigations and proceedings that may be very expensive to defend and may result in substantial penalties or civil lawsuits, including by customers, for damages which can be significant. Any of these outcomes would adversely affect our reputation, financial condition and operating results. Further, the implementation of new legislation or regulations, or changes in or unfavorable interpretations of existing regulations by courts or regulatory bodies, could require us to incur significant compliance costs and impede our ability to operate, expand and enhance our products and services as necessary to remain competitive and grow our business, which could materially and adversely affect our business, financial condition and results of operations.

We may not be able to predict our future tax liabilities. If we become subject to increased levels of taxation or if tax contingencies are resolved adversely, our results of operations and financial condition could be adversely affected.

Due to the international nature of our operations, we are subject to the complex and varying tax laws and rules of several foreign jurisdictions. We may not be able to predict the amount of future tax liabilities to which we may become subject due to some of these complexities if our positions are challenged by local tax authorities. Any increase in the amount of taxation incurred as a result of challenges to our tax filing positions or due to legislative or regulatory changes could result in a material adverse effect on our business, results of operations and financial condition. We are subject to tax audits, including issues related to transfer pricing, in the United States and other jurisdictions. We have material tax-related contingent liabilities that are difficult to predict or quantify. While we believe that our current tax provisions are reasonable and appropriate, we assure you that these items will be settled for the amounts accrued or that additional exposures will not be identified in the future or that additional tax reserves will not be provided for any such exposure.

Our intellectual property rights are valuable and any inability to protect them could reduce the value of our brand and our business.

Our trade secrets, copyrights and our other intellectual property rights are important assets for us. We rely on copyright, trademark, patent and trade secret laws, confidentiality procedures, controls and contractual commitments to protect our intellectual property rights. Despite our efforts, these protections may be limited and could be expensive and time consuming to enforce. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property. Any patents owned by us may be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the claims we seek, if at all. In addition, the laws of some countries, including India and Sri Lanka, do not provide the same level of protection of our intellectual property rights as do the laws and courts of the United States. If we cannot protect our intellectual property rights against unauthorized copying or use, or other misappropriation, we may not remain competitive. Any significant impairment of our intellectual property rights could harm our business or our ability to compete.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

We may have lawsuits filed against us by others claiming infringement or other misuse of their intellectual property rights and/or breach of our agreements with them. These third parties include entities that do not have the capabilities to design, manufacture, or distribute products or services or that acquire intellectual property like patents for the sole purpose of monetizing their acquired intellectual property through asserting claims of infringement and misuse. Responding to any such claim, regardless of its validity, could:

●	be time consuming, costly and result in litigation;
●	divert management’s time and attention from developing our business;
●	require us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;
●	require us to stop selling or to redesign certain of our products;
●	require us to release source code to third parties, possibly under open source license terms;
●	require us to satisfy indemnification obligations to our customers; or
●	otherwise adversely affect our business, results of operations, financial condition or cash flows.

In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Common Stock

Our shareholders may be diluted significantly through our efforts to obtain financing, fund our operations and satisfy our obligations through issuance of additional shares of our Common Stock.

We have no committed source of financing. We will likely have to issue additional shares of our Common Stock to fund our operations and to implement our plan of operation. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of our authorized, but unissued, shares of our Common Stock. Future issuances of shares of our Common Stock will result in dilution of the ownership interests of existing shareholders, may further dilute Common Stock book value and that dilution may be material.

The marketability and profitability of our services is subject to unknown economic, political and market conditions, which could adversely impact our business, financial condition, the marketability of our services and our profitability.

Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting. These include:

●	general economic and business conditions;
●	overall demand for enterprise cloud or software products and services;
●	governmental budgetary constraints or shifts in government spending priorities; and
●	general political developments.

Any general weakening of, and related declining corporate confidence in, the global economy or the curtailment of government or corporate spending could cause current or potential customers to reduce or eliminate their IT budgets and spending, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services.

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

Our international sales and operations subject us to additional risks that can adversely affect our operating results.

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

We are also subject to a variety of other risks and challenges in managing an organization operating in various countries, including those related to:

●	general economic conditions in each country or region;
●	fluctuations in currency exchange rates and related impacts to customer demand and our operating results;
●	regulatory changes, including government austerity measures in certain countries that we may not be able to sufficiently plan for or avoid that may unexpectedly impair bank deposits or other cash assets that we hold in these countries or that impose additional taxes that we may be required to pay in these countries;
●	political unrest, corruption, terrorism and the potential for other hostilities;
●	common local business behaviors that are in direct conflict with our business ethics, practices and conduct policies;
●	natural disasters, including earthquakes, tsunamis, hurricanes and flooding;
●	longer payment cycles and difficulties in collecting accounts receivable;
●	overlapping tax regimes;
●	our ability to repatriate funds held by our foreign subsidiaries to the United States at favorable tax rates;
●	public health risks, particularly in areas in which we have significant operations; and
●	reduced protection for intellectual property rights in some countries.

Among other things, the variety of risks and challenges listed above could also disrupt or otherwise negatively impact the sales of our products and services in affected countries or regions.

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

In addition, such attacks may have an adverse impact on our ability to operate effectively and may interrupt lines of communication and restrict our offshore resources from traveling onsite to client locations, effectively curtailing our ability to deliver our services to our clients. These obstacles may increase our expenses and negatively affect our operating results. In addition, military activity, terrorist attacks, political tensions between India and Pakistan and, historically, conflicts within Sri Lanka, despite the current cessation of hostilities, could create a greater perception that the acquisition of services from companies with significant Indian or Sri Lankan operations involves a higher degree of risk that could adversely affect client confidence in India or Sri Lanka as a software development center, each of which would have a material adverse effect on our business.

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

Because our officers and directors reside outside of the United States, it may be difficult for an investor to enforce any right based on U.S. federal or state securities laws against the Company and/or any of our officers or directors, or to enforce a judgment rendered by a court in the United States against the Company or any of our officers or directors.

None of our officers or directors is a resident of the United States. Therefore, it may be difficult for our U.S. shareholders to (i) enforce any right or claim based on U.S. federal or state securities laws against the Company and/or any of our officers or directors, (ii) effect service of process on any of our officers or directors in the United States or in foreign countries in which we maintain assets and/or in which any of our officers or directors reside or may be found, (iii) enforce any judgment rendered by a court in the United States against the Company or any of our officers or directors; or (iv) bring an original action in foreign courts such as India, Singapore and Sri Lanka, where our assets, officers and directors are located, to enforce liabilities based on U.S. federal or state securities laws against the Company or any of our officers or directors. As a result, it may be difficult or impossible for an investor to bring an action against our officers or directors in the event that an investor believes that such investor’s rights have been infringed upon under the federal or state securities laws of the United States or otherwise. Even if an investor is successful in bringing an action of this kind, the courts of other countries may rule that the investor is unable to enforce a judgment against the assets of the Company located outside the territorial limits of the United States or the assets of the officers or directors located outside the territorial limits of the United States. As a result, our shareholders may have more difficulty in protecting their interests and investments in the Company through actions against our management, directors or officers, compared to shareholders of a corporation doing business in, and a corporation and its officers and directors maintaining assets in, and residing in the United States.

Any U.S. or foreign judgment that may be obtained against us may be difficult or impossible to enforce in the United States, India, Singapore or Sri Lanka.

Although we are a Nevada corporation, subject to suit in the United States and other courts in the United States, most of our assets are located in India, Singapore and Sri Lanka and our officers and directors and their assets are located outside the United States. Judgments obtained in the United States or in other foreign courts, including those with respect to U.S. federal or state securities laws claims, may not be enforceable in India, Singapore, Sri Lanka or any other country in which we or our officers or directors maintain assets. Therefore, it may be difficult or impossible to enforce any U.S. or other foreign judgment obtained against us or our officers or directors or any of our operating subsidiaries in India, Singapore, Sri Lanka or any other country in which we maintain assets.

We are an emerging growth company and the reduced disclosure requirements applicable to emerging growth companies could make our Common Stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act. Pursuant to that law, emerging growth companies can delay adopting new or revised financial accounting standards until such time as those standards apply to private companies. However, we have irrevocably elected not to avail ourselves of this extended transition period and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

For as long as we continue to be an emerging growth company, we may also take advantage of other exemptions from certain reporting requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, exemption from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, and reduced financial reporting requirements. Investors may find our Common Stock less attractive if we rely on these exemptions, which could result in a less active market for our Common Stock, increased price fluctuations and a decrease in the trading price of our Common Stock.

Risks Related to an Investment in our Securities

Because one of our shareholders owns a majority of the shares of our Common Stock and 5,000,000 shares of our Series “A” Preferred Stock, he will be able to exert significant influence over our corporate decisions that may be disadvantageous to our minority shareholders.

Our President and Chief Executive Officer, Muhunthan Canagasooryam, currently owns a majority of the shares of our Common Stock and 5,000,000 shares of our Series “A” Preferred Stock, which allows him to cast controlling votes on any and all matters submitted to our shareholders for a vote. As a result of his ownership position, Mr. Canagasooryam will be able to elect all of our directors and control the vote on any matter brought before a meeting of our shareholders. The interests of Mr. Canagasooryam may differ from the interests of our minority shareholders. Such control by Mr. Canagasooryam could be disadvantageous to our minority shareholders, who would have little say in the election of our directors, any amendment of our certificate of incorporation or by-laws, any acquisition or merger transaction in which we may become involved, and any other matter submitted to our shareholders for vote.

Our compliance with changing laws and rules regarding corporate governance and public disclosure may result in additional expenses to us which, in turn, may have an adverse effect on our operations.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and the rules of the OTCQB or any other automated quotation system or stock exchange upon which our shares of Common Stock are listed will require an increased amount of management attention and external resources. We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses estimated to be between $60,000 and $75,000 per year and a diversion of management time and attention from revenue-generating activities to compliance and disclosure activities. This could have an adverse impact on our operations.

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

Since we intend to retain any earnings for development of our business for the foreseeable future, you will likely not receive any dividends for the foreseeable future, and capital appreciation, if any, will be the source of gain for our shareholders.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain our future earnings, if any, to support our operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. As a result, capital appreciation, if any, of our Common Stock will be the sole source of gain for our shareholders for the foreseeable future.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our second Annual Report on Form 10-K to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of such fiscal years.

In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to insure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information and the trading price of our Common Stock could drop significantly.

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

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question of whether indemnification by us is against public policy as expressed by the SEC and will be governed by the final adjudication of such issue. The legal process relating to this matter, if it were to occur, is likely to be very costly and may result is us receiving negative publicity, either of which factors is likely to materially reduce the market price for our shares.

There currently is a limited public trading market for our securities, and we cannot predict the future prices or the amount of liquidity of our Common Stock.

Currently, there is a limited public market for our Common Stock. Our Common Stock is quoted on the OTCQB, operated by the OTC Markets Group, Inc. under the symbol “DUUO.” The OTCQB is not a liquid market in contrast to the major stock exchanges. The quotation of our Common Stock on the OTCQB does not guarantee that a meaningful, consistent and liquid trading market exist or will develop.

If an active market for our Common Stock does not develop, the fair market value of our Common Stock could be materially adversely affected. We cannot predict the future prices of our Common Stock. Further, there can be no assurance that we will ever consummate a public offering of any of our securities, list or trade our securities on a national exchange, or have sufficient funds available to redeem our securities if desired. Accordingly, investors must bear the economic risk of an investment in the securities for an indefinite period of time. Even if an active market develops for our securities, Rule 144 promulgated under the Securities Act, which provides for an exemption from the registration requirements under the Securities Act under certain conditions, requires, among other conditions, for resales of securities acquired in a non-public offering without having to satisfy such registration requirements, a six-month holding period following acquisition of and payment in full for such securities assuming the issuer of such securities has filed periodic reports with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for a period of 90 days prior to the proposed sale. If the issuer of such securities has not made such filings, such securities will be subject to a one year holding period before they can be resold under Rule 144. There can be no assurance that we will fulfill any reporting requirements in the future under the Exchange Act or disseminate to the public any current financial or other information concerning us, as is required by Rule 144 as part of the conditions of its availability.

Our Common Stock may be subject to the penny stock rules which may make it more difficult to sell our Common Stock.

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price, as defined, less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors, such as institutions with assets in excess of $5,000,000 or an individual with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with his or her spouse. For transactions covered by this rule, the broker-dealers must make a special suitability determination for the purchase and receive the purchaser’s written agreement of the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also affect the ability of our shareholders to sell their shares in the secondary market.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our Common Stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low-priced securities will not be suitable for at least some customers. The FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our Common Stock and have an adverse effect on the market for our shares of Common Stock.

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

The subsidiary in Sri Lanka is located at No. 6, Charles Terrace, Off Alfred Road, Colombo 03, Sri Lanka on a rented office property. The company occupies two floors, with 2,400 square feet on each floor (total of 4,800 square feet) at a monthly rental of U.S. $1,620 per month.

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

Fiscal 2018	High	Low
First Quarter(1)	$0.320	$0.320
Second Quarter (1)	$0.560	$0.560
Third Quarter(1)	$0.480	$0.480
Fourth Quarter (1)	$0.410	$0.410

Fiscal 2019	High	Low
First Quarter(1)	$0.600	$0.600
Second Quarter(1)	$0.750	$0.750
Third Quarter(1)	$0.300	$0.300
Fourth Quarter (1)	$0.135	$0.135

(1)	This represents the closing bid information for the stock on the OTC Bulletin Board. The bid and ask quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.

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

HOLDERS. As of the date of this filing, there were 27 record holders of the shares of the Company’s issued and outstanding Common Stock, and one record holder of the shares of the Company’s Series A Preferred Stock.

DIVIDENDS. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

On May 30, 2018, the Company issued an aggregate of 13,147,666 shares of its Common Stock as a stock dividend. Pursuant to Section 2(a)(3) of the Securities Act, the issuance of the dividend shares is not deemed to be a “sale” and, therefore, such shares were not required to be registered under the Securities Act.

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

Our MD&A is comprised of the following sections:

A. Business Overview

B. Critical Accounting Policies

C. Results of operations for the years ended March 31, 2019 and March 31, 2018

D. Financial condition as at March 31, 2019 and March 31, 2018

E. Liquidity and capital reserves

F. Milestones for next twelve months

A. Business overview

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

Revenue Recognition

The Company recognizes revenue from the sale of software licenses and related services. The Company’s revenue recognition policy follows guidance from Accounting Standards Codification (ASC) 606, Revenue from contract with customers. Revenue is recognized when the Company transferred promised goods and services to the customer and in the amount that reflect the consideration to which the company expected to be entitled in exchange for those goods and services.

The following five steps are followed in recognizing revenue from contracts:

●	Identify the contract ,or contract with the customer;

●	Identify the performance obligation of the contract;

●	Determine the transaction price;

●	Allocate the transaction price to the performance obligations in the contract and;

●	Recognize revenue when or as the company satisfies a performance obligation.

The consideration for the transaction (performance obligation(s) is determined as per the agreement or contract or invoice for the services and products.

DuoSubscribe

Duo Subscribe is a solution for Subscriber Management and Billing. With over a decade of experience in developing applications for these sectors and having vast amount of domain knowledge on how these sectors operate, Duo Subscribe is eminently capable of meeting the complex and rigorous demands of businesses around the world.

Facetone

‘Facetone’ is a communication and collaboration platform, which provides users the capability of operating and running a high performance contact center operation efficiently while saving cost and maximizing revenue opportunities. In-built FaceTone CRM feature provides the opportunity for contact centers to deliver a superior customer experience and build a better relationship by linking customers and data in real time.

Smoothflow

Smoothflow automates customer engagements, including building ChatBots, VoiceBots and IoTBots to deliver an Omni channel customer service experience. The product uses the power of artificial intelligence to keep improving the conversational flow and user experience.

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

Nature of Products and Services

Licenses for on premise software licenses. The Company sells a perpetual nonexclusive license to the customer and enable customer to install and use the software and its documentation. Price per customer varies based on the selection of the products licensed, the number of site installations and the number of authorized users. The products offered on this basis are “DuoSubscribe” and “Facetone-enterprise.” Company charge Implementation fee on key milestone basis for on premise customers upon completion of performance obligation

Hosted and reseller solutions. Company distributes its software product ‘Facetone-hosted version” with third party telecommunication companies. It is a revenue model where the Tele-communication provider hosts DUO’s software applications on its platform, and makes it available to its customers over the Internet for a monthly subscription fee. Company charge telecommunication service provider a monthly license fee calculated according to the number of licenses sold.

Cloud Services. Company sells its product Smoothflow as a “SaaS” product (Software-as-a-Service) and services are provided for a monthly subscription.

Annual maintenance contracts. The Company offers annual maintenance programs for the ‘on premises solution’ licenses sold and this provides for technical support and updates to the Company’s software solutions. Initial annual maintenance fees are bundled with license fees in the initial licensing period and recognized when the performance obligation of license fee is met. Revenue is recognized ratably, or daily, over the term of the maintenance period, which is typically one year.

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

C. Results of operations for the years ended March 31, 2019 and March 31, 2018:

The Company had revenues amounting to $637,730 and $791,876, respectively, for the year ended March 31, 2019 and March 31, 2018. Following is a breakdown of revenue for both years:

Product	March 31, 2019	March 31, 2018	Change

DuoSubscriber	$512,082	$487,356	$24,726
Facetone	103,359	203,739	(100,380)
Software hosting and reselling	20,853	19,288	1,565
Smoothflow	1,253	-	1,253
Development and other Services	183	81,493	(81,310)
	$637,730	$791,876	$(154,146)

Total revenue for the fiscal year ended March 31, 2019 decreased by 19% when compared to fiscal year ended March 31, 2018. The biggest contributors for the decline in revenue are development services and Facetone.

DUO has discontinued development services. In the past with many development resources in the company, idle resources were routed to develop small components for third party software.

Revenue from DuoSubscribe increased for the year ended March 31, 2019 when compared to the year ended March, 31 2018. Increase in DuoSubscribe revenue is due to the additional revenue generated from development projects.

There has been an increase in the number of subscribers and revenue generated from the hosting and reselling contracts with the Telecommunication partners during the fiscal year ended March 31, 2019 when compared to fiscal year ended March 31, 2018.

Even though the revenue for the year ended March 31, 2019 has decreased when compared to year ended 31, 2018, there is a growth in the revenue of last two quarters as illustrated below. The Company is confident that this trend will continue, and revenue will increase in greater percentages in the financial year ending March 31, 2020.

	March 31, 2019	December, 2018
DuoSubscribe	$147,702	$138,338
Facetone	3,952	6,811
Software hosting and reselling – Facetone	5,742	5,051
Smoothflow	1,253	-
	$158,649	$150,200

For the years ended March 31, 2019 and March 31, 2018, the Company had the following concentrations of revenue with customers:

Customer	March 31, 2019	March 31, 2018

A	65.17%	46.48%
B	11.64%	9.95%
C	6.72%	3.82%
D	3.62%	1.85%
E	3.28%	3.06%
F	2.96%	2.32%
Other misc. customers	6.61%	32.52%
	100%	100%

The total cost of sales amounted to $242,025 and $311,292 for the years ended March 31, 2019 and March 31, 2018, respectively. The following table presents the Company’s cost of sales breakdown for both years:

	March 31, 2019	March 31, 2019	Change
Purchases	$24,636	$50,517	$(25,881)
Implementation and onsite support cost	53,465	27,303	26,162
Product development cost written off	74,024	113,363	(39,339)
Consultancy, contract basis employee cost	2,828	6,773	(3,945)
Developer support and implementation	78,923	68,235	10,688
Development services	2,372	37,706	(35,334)
Cost of services	5,777	7,395	(1,618)
	$242,025	$311,292	$(69,267)

Cost of sales decreased by $69,267 in the year ended March 31, 2019 when compared to year ended March 31, 2018. Major component of reduction in cost of sales is due to reduction in cost of development services, keeping in line with the revenue reduction, and the reduction in product development cost write off.

The gross income for the years ended March 31, 2019 and March 31, 2018 amounted to $395,705 and $480,584, respectively.

The total operating expenditure amounted to $1,433,135 and $ 5,696,315 for the years ended March 31, 2019 and March 31 2018, respectively. Total operating expenditure decreased significantly for the year ended March 31, 2019 when compared to March 31, 2018. The Company recorded significant reductions is in general and administrative expenditure, salaries and wages, stock based employee compensation, fees on account of professional services for Investment advice and employee benefit obligation in 2019. The following table sets forth the Company’s operating expenditure analysis for both years:

	March 31, 2019	March 31, 2018	Change
General and administrative	$372,318	$514,095	$(141,777)
Salaries and casual wages	237,166	391,569	(154,402)
Stock based compensation	-	3,010,410	(3,010,410)
Selling and distribution	29,643	13,268	16,375
Professional services - investment advisory	442,909	1,352,113	(909,204)
Depreciation	21,568	30,962	(9,394)
Amortization of web site development	1,792	358	1,434
Allowance for bad debts	334,005	230,821	103,184
Employee benefit obligation	-	152,719	(152,719)
Total operating expenses	$1,439,401	$5,696,315	$(4,256,914)

Following are the main reasons for the variances in operating expenses of the Company:

General and Administrative Cost

During the year ended March 31, 2019, general and administrative costs decreased by 28% when compared to the March 31, 2018, mainly due to the reduction in office rent and the reduction in software rental cost.

Salaries and benefits

Salaries and benefits decreased by 39% during the year ended March 31, 2019, when compared with the same period in 2018 in line with the reduction in total number of permanent staff during the year.

The Company moved towards outsourcing of non-core activities and this lead to a general decrease in the number of permanent staff.

Stock based compensation

The Company did not make any stock based compensation to its employees in the financial year ending March 31, 2019.

Professional services – Investment advisory

The Company incurred a cost of $438,598 for the year ended March 31, 2019 and $1,352,113 for the year ended March 31, 2018, on account of agreement signed in July 2017, for investment advisory services.

Selling and distribution

There was an increase of $16,375 on account of expenditure incurred for selling and distribution activities of product Smoothflow during the year ended March 31, 2019 when compared to the year ended March 31, 2018.

The Company launched Smoothflow in January 2019

Depreciation and amortization of web site development cost

Depreciation and amortization expense has decreased by $7,960 during the year ended March 31, 2019, when compared to the year ended March 31, 2018, as a majority of the assets have been fully depreciated.

Allowance for bad debts

Allowance for bad debts has increased by $103,184 in the fiscal year ended March 31, 2019, when compared to the fiscal year ended March 31, 2018.

The loss from operations for the year ended March 31, 2019 and March 31, 2018 amounted to $1,041,625 and $5,215,731, respectively.

The Company’s other income and (expenses) for the year ended March 31, 2019 and March 31, 2018 amounted to (236,422) and $($92,524, respectively. The following table sets forth the Company’s other income and (expenses) analysis for both years:

	March 31, 2019	March 31, 2018	Change

Interest expense	(224,810)	(89,044)	(135,766)
Gain/ (Loss) on disposals	13	128	(115)
Other income	30,614	64	30,550
Bank charges	(3,094)	(4,288)	1,194
Exchange gain/ (loss)	(33,721)	616	(34,337)
Total other income	$(230,997)	$(92,524)	$(138,473)

Other expenses increased by $138,473 during the year ended March 31, 2019 as compared to the other income of the year ended March 31, 2018. This increase was primarily due to increase in interest expense and reduction in exchange gain during the reporting period.

The loss before provision for income taxes for the years ended March 31, 2019 and March 31, 2018 amounted to $1,274,693 and $5,308,255, respectively.

The net loss for the years ended March 31, 2019 and March 31, 2018 amounted to $1,318,947 and $5,573,819, respectively.

The Company’s comprehensive loss for the years ended March 31, 2019 and March 31, 2018 amounted to $1,122,692 and $5,616,599, respectively.

Comprehensive Income / (Loss):	March 31, 2019	March 31, 2018
Gain / (loss) on foreign currency translation	$196,255	$(42,780)
Net loss	(1,318,947)	(5,573,819)
Comprehensive loss	$(1,122,692)	$(5,616,599)

For the years ended March 31, 2019 and March 31, 2018, the Company had 65,754,296 and 52,590,654 common shares issued and outstanding, respectively. The weighted average number of shares for the years ended March 31, 2019 and March 31, 2018 was 63,506,375 and 41,595,863, respectively. The loss per share for both years was $(0.01) per share and $(0.01) per share, respectively.

D. Financial condition as at March 31, 2019 and March 31, 2018:

Assets:

The Company reported total assets of $1,082,546 and $1,843,177 as at March 31, 2019 and March 31, 2018, respectively. 69% of total assets are comprised of intangible assets, 12% of these total assets include net accounts receivables and 8% of total assets include prepaid expenses and other current assets Our property and equipment include office equipment, computer equipment (Data Processing Equipment), furniture and fittings, web site developments and improvement to lease- hold assets having a total net book value of $23,513 and $$43,494 as at March 31, 2019 and March 31, 2018, respectively. Furthermore, our current assets at March 31, 2018 totaled $1,066,744 and as at March 31, 2019, these current assets amounted to $312,875 comprised of cash of $2,698, accounts receivable of $125,044, prepaid and other current assets of $82,282 and accrued revenue of $102,851.

Liabilities:

The Company had total liabilities of $4,365,577 and $4,007,509 as at March 31, 2019 and March 31, 2018, respectively. Long term liabilities include balances owed to related parties which are outstanding for more than 12 months. Our current liabilities at March 31, 2018 totaled $2,495,155. We have seen a 17% increase in current liabilities amounting to $419,755, making total current liabilities of $2,914,909 as at March 31, 2019. These mainly include short term third party debt, payroll liabilities, payable to related parties, taxes payable, accrued liabilities and our day to day operational creditors.

Shareholder’s Deficit:

At March 31, 2018, the Company had shareholders´ deficit of $2,164,332. At March 31, 2019, the Company had shareholders´ deficit of $3,283,032, which represents an increase of 52%.

The Company had 65,754,296 and 52,590,654 common shares issued and outstanding at March 31, 2019 and March 31, 2018, respectively and had 5,000,000 preferred shares issued and outstanding at March 31, 2019 and March 31, 2018, respectively.

E. Liquidity and capital reserves:

The Company had loss from operations of $1,043,696 and $5,215,731 for the years ended March 31, 2019 and March 31, 2018, respectively; a total other income/ Expense amounting to ($230,997) and $($92,524) for the year ended March 31, 2019, and March 31, 2018, respectively; and a net loss of $1,318,947 and $5,573,819 for the year ended March 31, 2019 and March 31, 2018, respectively.

In summary, our cash flows for the years ended March 31, 2019 and March 31, 2018 were as follows:

	March 31, 2019	March 31, 2018
Net cash provided by / (used in) operating activities	$(126,494)	$156,297
Net cash used in investing activities	(175,278)	(305,795)
Net cash provided by financing activities	-	179,327

Since inception, we have financed our operations primarily through internally generated funds and the use of our lines of credit with financial institutions. We had $2,698 in cash; net cash provided by operations of $(126,494) for the year ended March 31, 2019; working capital deficit of $2,602,035 and shareholders´ deficit of $3,283,032 as of March 31, 2019.

F. Milestones for next twelve months (2019-2020):

Our specific plan of operations and milestones through March 2020 are as follows:

1)	Product Development and Launch:

We intend to increase the sales revenue from the products Facetone and Smoothflow.

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

Our management intends to:

●	Continue to empower and create value for our human capital;

●	Encourage disruptive technologies;

●	Provide greater opportunities for knowledge sharing; and

●	Sponsor and motivate learning and adoption of new technologies

d)	Financial Performance

We intend to provide value for all our shareholders by:

●	Increasing profitability and free cash flow;

●	Raising capital and expanding our operations

●	Efficiently managing the use of capital;

●	Capitalizing and maximizing on the high growth opportunities in the market;

●	Providing a robust and steady capital appreciation; and

●	Providing options to realize gains

e)	Corporate Social Responsibility

Our wholly-owned subsidiary, Duo Software (Pvt.) Ltd., was Asia’s first software development company to be certified Carbon Neutral in 2011.

We intend to be environmentally friendly, and continue with the carbon foot print audit and Carbon Neutral Certification in future.

g)	Strategic Partnerships

We hope to get in to strategic partnerships in the region that will enhance the value of the Company and create market opportunities

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data may be found beginning at page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Annual Report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiency which we had assessed as a material weakness as of March 31, 2019, during our assessment of our internal control over financial reporting as follows:

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

Executive Officers

Our executive officers are elected by the board of directors and serve at the discretion of the board. The following table sets forth certain information regarding our current directors and executive officers:

Name	Age	Position	Director Since

Muhunthan Canagasooryam	44	President, Chief Architect and Director	2014

Suzannah Jennifer Samuel Perera	45	Chief Financial Officer and Director	2014

Mahmud Riad Ameen	44	Director Legal and Director	2014

Certain biographical information of our Directors and Officers is set forth below.

Muhunthan Canagasooryam - Founder, President, Chief Architect, CEO and Director

Muhunthan Canagasooryam is also known as Muhunthan Canagey. Mr. Canagasooryam formed DSSL in 2004 and has served as Chief Executive Officer since January 2007. Mr. Canagasooryam became the founder, President, Chief Architect, Chief Executive Officer and a Director of the Company in October 2014.

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

Suzannah Jennifer Samuel Perera - Chief Financial Officer and Director

Since October 2014, Suzannah Jennifer Samuel Perera has served as Chief Financial Officer and Director of the Company. Since September 2008, Ms. Perera has been employed by DSSL as its Chief Financial Officer. In 2011, she was appointed as the Chief Carbon Officer for DSSL as part of its efforts to obtain certification as the Asia’s first software development company to become Carbon Neutral. Prior to joining DSSL, Ms. Perera served as Chief Finance Officer at EPSI Computers (Pvt.) Ltd. From January 2007 to September 2008, and as Manager of Finance at Dialog TV (formally CBN Sat), one of the largest IT equipment resellers and a DTH satellite media company, from May 2005 to January 2007.

Ms. Perera is a Management Accountant by profession, a Fellow Member of the Chartered Institute of Management Accountants (FCMA-UK) and a Chartered Global Management Accountant (CGMA). She holds a Masters in Business Administration from the Postgraduate Institute of Management (PIM), affiliated with the University of Sri Jayewardenepura, Sri Lanka.

Mahmud Riad Ameen - Director Legal and Director

Mr. Ameen has overall responsibility for the Company’s legal function through the provision of legal advisory services and ensuring effective management of legal and contractual risks. Mr. Ameen was elected to the Company’s board of directors in February 2015. Since February 2006, he has served as a Legal Consultant to Hemas Holdings PLC, a diversified conglomerate that offers products and services in specialized sectors of consumer goods, pharmaceutical, transportation and leisure, and whose stock is quoted on the Colombo Stock Exchange in Sri Lanka. Since April 2013, Mr. Ameen has served as a Director of Pan Asian Power PLC, a public company quoted in the Colombo Stock Exchange, which is a provider of green energy solutions to help meet the demand for clean, renewable and low cost energy. Since March 2009, Mr. Ameen has served as a Director of ECI Tax Chamber (Private) Limited, which is a company incorporated in Sri Lanka that provides tax advisory services. Since June 1, 2014, he has also served as a Legal Consultant to D.L. & F. De Sarams, a 125-year old law firm in Sri Lanka.

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

Certain biographical information of these significant employees is set forth below.

Anjana Chandrathilaka - Chief Operations Officer

Mr. Chandrathilaka has served as the Chief Operations Officer of the Company since April 2015, and he joined DSSL in October 2009. Mr. Chandrathilaka brings in a decade of work experience from healthcare, business process outsourcing (“BPO”), website and web solution development and service industries, which includes working with U.S. clients. He served at Woxzone (Pvt) Ltd from 2004 to 2006 as a Manager and Medigain (Pvt) Ltd from 2007 to 2008 as a Senior Executive –Management IS & IT planning prior joining Duo Software. He holds a B.Sc. Information Technology (Special) from Sri Lanka Institute of Information Technology (SLIIT) and a B.Sc. Finance (Special) from University of Sri Jayewardenepura. He excels in project management, business development and operations.

Sudarshini Rajaratnam - Head of Human Resources Management

Ms. Rajaratnam joined DSSL in January 2008 and has served as the Head of Human Resources since November 2015. Ms. Rajaratnam was previously employed by ActionAid International from 2005 to 2007 as HR Organizational Development Officer/Manager. She worked for Danzas AEI (Sri Lanka) from 2003 to 2005 as a Coordinator ISO/Human Resources Development. Ms. Rajaratnam holds a Master’s in Business Administration from the University of Lincoln (UK). Sudarshini also possesses expertise in ISO Internal Audit and has the ability to handle administration and operations of organizations.

Ajeewan Arumugam - Senior Manager – Head of Product and Market Development

Mr. Arumugam joined DSSL in November 2007 and became a Senior Manager and Head of Product and Market Development in April 2017. He was appointed as the Team Lead for Duo World’s Green Team in 2011 and was directly reporting to the Chief Carbon Officer to lead the organization to become the first Carbon Neutral software development company Asia. Mr. Arumugam has substantial experience in the telecommunication industry, BPO sector and IT sector. He joined the Company in 2008 after having worked for Dialog Telekom PLC from 2005 to 2007 as a Contact Center Officer, and Cocoon (Pvt) Ltd from 2007 to 2008 as a Team Lead – Operations. He holds a degree BA (Hons) in Leadership Management from North Umbria University (UK).

Rangika Perera - Senior Manager (Projects and Products Incubation)

Mr. Perera leads the Projects and Products Incubation of Duo World. He joined DSSL in June 2010. He worked for Brumby’s International (Pvt) Ltd from 2005 to 2009, as an Assistant Flow Manager, and worked Wakensys (Pvt) Ltd. from 2009 to 2010, as a SEO Consultant. Mr. Perera holds a B.Sc. in Computing and Information Systems from London Metropolitan University (UK). As a Product Incubator, his key responsibilities include managing a product portfolio in multiple industries and domains, managing the business requirements and updating all stakeholders from initiation to planning, execution, monitoring and controlling, and the closure phase of the product. He directly reports to the Chief Architect of Duo World and ensures product development objectives are achieved according to the organization’s roadmap.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Note	Bonus ($)	Stock Awards ($)	All other stock compensation ($)	Total ($)

Muhunthan Canagasooryam	2019	$92,628		$-	$-	$-	$92,628
President, Chief	2018	$105,264		$-	$-	$-	$105,264
Architect and Director	2017	$108,528		$1,663	$-	$-	$110,191

Suzannah Jennifer Samuel Perera	2019	$51,264		$-	$-	$-	$51,264
Chief Financial	2018	$56,115		$-	$697,500	$-	$753,615
Officer and Director	2017	$53,865		$1,646	$-	$-	$55,511

Mahmud Riad Ameen	2019	$-		$-	$-	$-	$-
Legal Director and	2018	$-		$-	$116,250	$-	$116,250
Director	2017	$-		$-	$-	$-	$-

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

We have only three members on our board of directors and do not currently have a compensation committee. However, we intend to expand our board of directors in the fiscal year ending March 31, 2020 by appointing or electing additional directors who will be deemed to be independent directors. The presence of independent directors on our board of directors will allow us to form and constitute a compensation committee of our board of directors.

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

Our board of directors has not set any performance objectives or benchmarks for our fiscal year ending March 31, 2020, as it intends for those objectives and benchmarks to be determined by the compensation committee once it is constituted and then approved by the board. In the event we do not constitute a compensation committee for the current fiscal year ending March 31, 2020, our board of directors will determine any applicable performance objectives or benchmarks and determine appropriate levels of compensation. However, we anticipate that compensation benefits will include competitive salaries, bonuses (cash and equity based), health insurance and stock option plans commensurate with companies of similar size in our industry.

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

STOCK OPTION AND OTHER COMPENSATION PLANS.

The Company did not award stock options to employees and executive officers during the year ended March 31, 2019.

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

The following tables set forth the ownership of our common stock as of March 31, 2019, by (a) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; and (b) by all of our named officers and directors and by all of our named executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares and are beneficial owners of the shares indicated in the tables, except as otherwise noted by footnote.

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

Security ownership of certain beneficial owners of our Common Stock by our named executive officers and persons who own 5% or more of our Common Stock:

Name and Address of Beneficial Owner	Number of Shares (1)		Percentage of Ownership (1)

Muhunthan Canagasooryam
(President, Director and 5% or more beneficial owner)
No. 6, Charles Terrace, Off Alfred Road
Colombo 00300, Sri Lanka	85,000,000	(2)	73.43%

Jennifer Perera
(Chief Finance Officer and Director) No. 6, Charles Terrace, Off Alfred Road Colombo 00300, Sri Lanka	1,875,000		2.85%

Mahmud Riad Ameen
(Legal Director and Director) No. 6, Charles Terrace, Off Alfred Road Colombo 00300, Sri Lanka	312,500		0.48%

All officers and directors as a group (three people)	87,187,500	(3)	76.76%

Name and Address of 5% or More Beneficial Owners

Argentum 47, Inc.
Peter J. Smith
(5% or more beneficial owner)
907S Riverside Dr,
Indialantic FL 32903
USA.	5,835,392		8.87%

Spearfish Capital Group Limited
Dr. Ganga Kosala Bandara Heengama
(5% or more beneficial owner)
532/3C Sirikotha Lane, Galle Road
Colombo 02, Sri Lanka	4,664,538		7.09%

(1) The numbers and percentages set forth in these columns are based on 65,754,296 shares of Common Stock and 5,000,000 shares of Series “A” Preferred Stock outstanding as of the date of this Memorandum. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the security holder has sole or shared voting power or investment power and also any shares, which the security holder has the right to acquire within 60 days.

(2) Includes 5,000,000 shares of Series “A” Preferred Stock, each share of which is convertible into 10 shares of Common Stock. In accordance with Exchange Act Rule 13d-3, these 5,000,000 shares of Series “A” Preferred Stock equate to 50,000,000 shares of Common Stock. These 50,000,000 shares are included in both the numerator and denominator for purposes of calculating Mr. Canagasooryam’s beneficial ownership in the Company’s voting securities.

(3) Includes the beneficial ownership of Mr. Muhunthan Canagasooryam, our President and Director, Ms. Jennifer Perera, our Chief Finance Officer and Director and Mr. Mahmud Riad Ameen, the Company’s Legal Director.

Security ownership of our Series A Preferred Stock by our named executive officers and all other persons who own our Series A Preferred Stock:

Name and Address of Beneficial Owner	Number of Shares (1)		Percentage of Ownership (1)

Muhunthan Canagasooryam	5,000,000	(2)	100%
(President, Director and 5% or more beneficial owner)
No.6, Charles Terrace, Off Alfred Road, Colombo 00300, Sri Lanka

All officers and directors as a group (one person)	5,000,000	(2)	100%

(1)	The numbers and percentages set forth in these columns are based on 5,000,000 shares of Series “A” Preferred Stock outstanding and the shareholder’s respective beneficial ownership of 5,000,000 shares of Series “A” Preferred Stock outstanding.

(2)	Mr. Canagasooryam is the direct beneficial owner of, and has sole dispositive and voting power over, these shares.

(1) The numbers and percentages set forth in these columns are based on 65,754,296 shares of Common Stock outstanding and the shareholder’s respective beneficial ownership of 5,000,000 shares of Series “A” Preferred Stock outstanding, as of the date of filing of this Annual Report. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the security holder has sole or shared voting power or investment power and also any shares, which the security holder has the right to acquire within 60 days.

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

On December 3, 2014, the Company acquired 100% of Duo Software (Pvt.) Limited, a Sri Lankan company, from Muhunthan Canagasooryam, our President, Chief Executive Officer and Director, who became our controlling shareholder as a result of such acquisition. The consideration for such acquisition consisted of 28,000,000 shares of Duo World Common Stock, 5,000,000 shares of Duo World Series “A” Preferred Stock and $310,000 to be paid in cash. As of the date of this Annual Report, Duo World has paid $124,238 of the $310,000 cash due to Mr. Canagasooryam.

Mr. Canagasooryam has also made loans to the Company or advanced funds to cover expenses of the Company pursuant to certain loan agreements.

The first such loan agreement, dated July 16, 2010, was between Mr. Canagasooryam, as lender, and DSSL, as borrower. The current amount of principal due under this loan agreement to Mr. Canagasooryam is $666,750. This loan was increased to U.S. $795,774 pursuant to a loan agreement dated March 1, 2018.

The second such loan agreement, dated December 1, 2012, was between Mr. Canagasooryam, as lender, and DSS, as borrower. This agreement provided for a loan of Singapore Dollar 670,000. The current amount of principal due under this facility to Mr. Canagasooryam is $505,603.

The third such loan agreement, dated March 1, 2018 was between Mr. Canagasooryam, as lender, and Duo World Inc., as borrower. This agreement provided for a loan of U.S. $27,000.

The total owed by the Company to Mr. Canagasooryam under the above loan agreements was $1,345,968 and $1,348,193 at March 31, 2019 and March 31, 2018, respectively. The loans have a fixed interest rate of eight percent per annum and will mature on March 1, 2021. The amounts owed under such loans will be repaid, upon the election of Mr. Canagasooryam, either in cash by utilizing the earnings of the Company or by conversion of the debt to Common Stock issued to Mr. Canagasooryam at a price to be determined in the future. In addition to the loan agreements above, from time to time, Mr. Canagasooryam advances small amounts of money to the Company, or pays small amounts of expenses on behalf of the Company, for no interest. These smaller amounts are included in our March 31, 2019 and March 31, 2018 financial statements as “Due to Related Party – Short Term.” As of March 31, 2018, short term loans due to Mr. Canagasooryam amounted to $524,955. As of March 31, 2019, short term loans due to Mr. Canagasooryam amounted to $824,991. These amounts fluctuate from time to time and are repaid, over time, by the Company. These short term advances and loans by Mr. Canagasooryam are not governed by written loan agreements.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

1)	Audit Fees: We have recognized an expense of $21,474 for our auditors, Manohar Chowdhry & Associates, for the audit of annual financial statements for the year ended March 31, 2019 and quarterly reviews for three quarters.

A fee of $16,140 was recorded as the audit of annual financial statements for the year ended March 31, 2019.

2)	Audit-Related Fees: During fiscal years ended March 31, 2019 and 2018, our auditors did not receive any fees for any audit-related services.

3)	Tax Fees: None.

4)	All Other Fees. None.

5)	Audit Committee’s Pre-Approval Policies and Procedures.

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

During the 2019 and 2018 fiscal years, the Company used the following pre-approval procedures related to the selection of our independent auditors and the services they provide: unanimous consent of all directors via a board resolution.

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

March 31, 2019 and 2018

F-1

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Duo World Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Duo World Inc. and its subsidiaries (the “Company”) as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders equity and cash flows, for each of the two years in the period ended March 31, 2019, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2019, in conformity with the accounting principles generally accepted in United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as going concern. As discussed in Note 2 to the financial statements, the company has suffered recurring losses from operations and has net capital deficiency that raise substantial doubt about its ability to continue as going concern. Management’s plans in regard to these matters are also described in Note 2.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by the management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Manohar Chowdhry & Associates Chartered Accountants We are serving as the Company’s auditor since 2016 Bengaluru, India Date 13/08/2019

Duo World, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2019	March 31, 2018
	(Audited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$2,698	$25,798
Accounts receivable - trade	125,044	369,232
Prepaid expenses and other current assets	82,282	523,000
Accrued revenue	102,851	148,714
Total Current Assets	312,875	1,066,744

Non Current Assets
Property and equipment, net of accumulated depreciation of $226,882 and $255,654 respectively	23,513	43,494
Intangible assets, net	746,158	732,939
Total Non Current Assets	769,671	776,433

Total Assets	$1,082,546	$1,843,177

LIABILITIES and SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$489,082	$367,620
Payroll, employee benefits, severance	636,637	458,717
Short term borrowings	531,675	690,139
Due to related parties	824,991	524,955
Payable for acquisition	185,762	185,762
Taxes payable	157,171	126,716
Accruals and other payables	71,675	131,550
Lease creditors	10,921	9,696
Deferred revenue	6,995	-
Total Current liabilities	2,914,909	2,495,155

Long Term Liabilities
Due to related parties	1,345,968	1,348,193
Lease creditors	-	10,129
Employee benefit obligation	104,700	154,032
Total Long Term liabilities	1,450,668	1,512,354

Total liabilities	$4,365,577	$4,007,509

Commitments and contingencies (Note 18)

Shareholders’ Deficit
Ordinary shares: $0.001 par value per share; 400,000,000 shares authorized; 65,754,296 and 52,590,654 shares issued and outstanding, respectively	$65,754	$52,591
Convertible series “A” preferred shares: $0.001 par value per share; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Additional paid in capital	11,543,336	5,767,533
Accumulated deficit	(15,163,357)	(8,059,437)
Accumulated other comprehensive income	266,235	69,981
Total shareholders’ deficit	(3,283,032)	(2,164,332)

Total Liabilities and Shareholders´ Deficit	$1,082,546	$1,843,177

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Audited)

	For the years ended,
	March 31, 2019	March 31, 2018

Revenue	$637,730	$791,876
Cost of revenue (exclusive of depreciation presented below)	(242,025)	(311,292)
Gross Income	395,705	480,584

Operating Expenses
General and administrative	372,318	514,095
Salaries and casual wages	237,166	391,569
Stock based compensation	-	3,010,410
Selling and distribution	29,643	13,268
Professional services - investment advisory	442,909	1,352,113
Depreciation	21,568	30,962
Amortization of web site development	1,792	358
Allowance for bad debts	334,005	230,821
Employee benefit obligation	-	152,719
Total operating expenses	1,439,401	5,696,315

Loss from operations	$(1,043,696)	$(5,215,731)

Other income (expenses):
Interest expense	$(224,810)	$(89,044)
Gain on disposals of property and equipment	13	128
Other income	30,614	64
Bank charges	(3,094)	(4,288)
Exchange (loss) / gain	(33,721)	616
Total other income (expenses)	(230,997)	(92,524)

Loss before provision for income taxes:	$(1,274,693)	$(5,308,255)

Tax Expense :
Provision for income taxes	-	-
Foreign taxes – withheld	(44,254)	(265,565)

Net loss	$(1,318,947)	$(5,573,819)

Basic and Diluted Loss per Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Shares Outstanding	113,506,375	91,595,863

Comprehensive Income (Loss):
Unrealized foreign currency translation (loss) gain	196,255	(42,780)
Net loss	(1,318,947)	(5,573,819)
Comprehensive loss	$(1,122,692)	$(5,616,599)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Deficit

	Common Share Capital		Preferred Share Capital		Additional Paid-in	Accumulated	Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

March 31, 2017	38,567,467	$38,567	5,500,000	$5,500	$907,456	$(2,481,117)	$112,761	$(1,416,833)

Stock issued for services	2,549,187	2,549	-	-	1,856,141	-	-	1,858,690
								-
Stock issued to employees under ESOP plan	6,474,000	6,474	-	-	3,003,936	-	-	3,010,410
								-
Conversion of preferred stock to common stock	5,000,000	5,000	(500,000)	(500)	-	(4,500)	-	-
								-
Net loss	-	-	-	-	-	(5,573,819)	-	(5,573,819)
								-
Other comprehensive loss	-	-	-	-	-	-	(42,780)	(42,780)
								-
March 31, 2018	52,590,654	$52,591	5,000,000	$5,000	$5,767,533	$(8,059,437)	$69,981	$(2,164,332)

Stock dividend issued	13,147,667	13,148	-	-	5,771,826	(5,784,973)	-	-

Stock issued for Services	15,975	16	-	-	3,978	-	-	3,994

Net loss	-	-	-	-	-	(1,318,947)	-	(1,318,947)

Other comprehensive income	-	-	-	-	-	-	196,255	196,255

March 31, 2019	65,754,296	$65,754	5,000,000	$5,000	$11,543,336	$(15,163,357)	$266,235	$(3,283,032)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Audited)

	For the nine months ended,
	March 31, 2019	March 31, 2018
Operating activities:
Loss before provision for income taxes	$(1,318,947)	$(5,573,819)

Adjustments to reconcile loss before provision for income taxes to cash provided by operating activities:
Depreciation and amortization	23,360	31,320
Bad debts	334,005	230,821
Gain on disposals of property and equipment	13
Previous period adjustments	3,994
Stock issued to employees under ESOP plan	-	3,010,410
Stock issued for services	-	1,858,690
Product development cost written off	74,024	113,363

Changes in assets and liabilities:
Accounts receivable - trade	(89,817)	21,617
Prepayments	486,581	(344,165)
Accounts payable	121,462	60,004
Payroll, employee benefits, severance	177,920	174,431
Short term overdraft	(158,464)	216,302
Due to related parties	300,037	163,170
Taxes payable	30,455	44,048
Lease creditor	(8,904)	19,825
Retirement benefit	(49,332)	154,032
Accruals and other payables	(52,881)	(54,616)
Taxes Paid	-	30,864
Net cash provided by operating activities	$(126,494)	$156,297

Investing activities:
Acquisition of property and equipment	(3,862)	(28,426)
Sale proceeds of disposal of property and equipment	-	443
Intangible assets	(171,416)	(277,812)
Net cash used in investing activities	$(175,278)	$(305,795)

Financing activities:
Long term - due to related parties	-	179,327

Net cash provided by financing activities	$-	$179,327

Effect of exchange rate changes on cash	278,672	(29,115)
Net decrease in cash	$(23,100)	$29,829

Cash, beginning of period	25,798	25,084

Cash, end of period	$2,698	$25,798

Supplemental disclosure of cash flow information:
Cash paid for interest	$160,483	$85,682

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common shares issued for services	$3,994	$1,858,690

The accompanying notes are an integral part of these consolidated financial statements.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2019

(Audited)

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

Note 2 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. (“ U.S. GAAP”). All amounts in the consolidated financial statements are stated in U.S. dollars.

We have recast certain prior period amounts to conform to the current period presentation, with no impact on consolidated net income or cash flows.

Going Concern

The Company has incurred a net loss of $1,318,947 and $5,573,819 during the fiscal years ended March 31, 2019 and 2018 respectively. As at March 31, 2019 and March 31, 2018, the Company’s current liabilities exceeded current assets by $2,602,035 and $1,428,411 and Shareholders deficit as at March 31, 2019 and 2018 has been $3,283,032 and $2,164,332. The Company has outstanding statutory dues towards Employee provident fund and employee trust fund as at March 31, 2019 and 2018 $423,354 and $388,630 respectively.

The financial statements of the Company have been prepared on a going concern. The Company has incurred losses as mentioned in the above paragraph. However, the same net loss for the year ended March 31, 2019 reduced by $4,254,873 when compared to the year ended March 31, 2018.

Further, the Company has entered into contracts with the clients for the products Smooth flow launched during the year 2018-19 and it is confident that the products shall generate sufficient revenue to offset the operating losses.

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

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2019

(Audited)

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

Provisions

A provision is recognized when the company has present obligations because of past event, and when it is probable that an outflow of resources embodying economic benefits will be required to settle the obligations and reliable estimate can be made of amount of the obligation. Provisions are not discounted at their present value and are determined based on the best estimate required to settle the obligation at the reporting date. These estimates are reviewed at each reporting date and adjusted to reflect the current best estimates.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2019

(Audited)

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2019 and March 31, 2018, there were no cash equivalents.

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are their local currencies. For financial reporting purposes, these currencies have been converted into United States Dollars ($) and/or USD as the reporting currency. All assets and liabilities denominated in foreign functional currencies are translated into U.S. dollars at the closing exchange rate on the balance sheet date and equity balances are converted at historical rates. Revenues, costs and expenses in foreign functional currencies are converted at the average rate of exchange during the period. Convertion adjustments arising from the use of different exchange rates from period to period are included as a component of shareholders’ deficit as “accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the statement of operations and comprehensive income /(loss) as other income (expense).

Property and Equipment

Fixed assets (including leasehold improvements) are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed utilizing the straight-line method over the estimated useful lives of the related assets. The estimated salvage value is considered as NIL. Amortization of leasehold improvements is computed utilizing the straight-line method over the estimated benefit period of the related assets, which may not exceed 15 years, or the lease term, if shorter. Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of the property and equipment, are expensed as incurred. In case of sale or disposal of an asset, the cost and related accumulated depreciation are removed from the consolidated financial statements and the profit or loss arising from the sale shall be recognized.

Useful lives of the fixed assets are as follows:

Furniture & Fittings	5 years
Improvements to lease hold assets	Lease term
Office equipment	5 years
Computer equipment (Data Processing Equipment)	3 years
Website development	4 years

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2019

(Audited)

During the year, $17,655 assets have been disposed off and the cost and depreciation related to such assets have been removed from the block of assets.

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

Post Retirement Benefit Plan

The Company has gratuity as it post employment plan for all the eligible employees. The recognition for the gratuity plan is as below:-

The expected postretirement benefit obligation (“EPBO”) is the actuarial present value (“APV”) as of a specific date of the benefits expected to be paid to the employee, beneficiaries, and covered dependents.

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

The Accumulated postretirement benefit obligation (“APBO”) is the APV as of a specific date of all future benefits attributable to service by an employee to that date. It represents the portion of the EPBO earned to date. After full eligibility is attained, the APBO equals the EPBO. The APBO also includes an assumed salary progression for a pay-related plan.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2019

(Audited)

Revenue Recognition, Deferred & Accrued Revenue

The Company recognizes revenue from the sale of software licenses and related services. The Company revenue recognition policy follows guidance from Accounting Standards Codification (ASC) 606, Revenue from contract with customers. Revenue is recognized when the Company transferred promised goods and services to the customer and in the amount that reflect the consideration to which the company expected to be entitled in exchange for those goods and services.

The following five steps are followed in recognizing revenue from contracts:

●	Identify the contract(s) with a customer;
●	Identify the performance obligation of the contract;
●	Determine the transaction price;
●	Allocate the transaction price to the performance obligations in the contract and;
●	Recognize revenue when or as the company satisfies a performance obligation.

The consideration for the transaction [performance obligation(s)] is determined as per the agreement, contract or invoice for the services and products.

Duo Subscribe

Duo Subscribe is a solution for Subscriber Management and Billing. With over a decade of experience in developing applications for these sectors and having vast amount of domain knowledge on how these sector operate, Duo Subscribe is eminently capable of meeting the complex and rigorous demands of businesses around the world.

Facetone

‘Facetone’ is a communication and collaboration platform, which provides users the capability of operating and running a high performance contact center operation efficiently while saving cost and maximizing revenue opportunities. In-built FaceTone CRM feature provides the opportunity for contact centers to deliver a superior customer experience and build a better relationship by linking customers and data in real time.

Smoothflow

Smoothflow automates customer engagements, including building ChatBots, VoiceBots and IoTBots to deliver an Omni channel customer service experience. The product uses the power of artificial intelligence to keep improving the conversational flow and user experience.

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

Nature of Products and Services

Licenses for on premise Software– The company sells a perpetual nonexclusive license to the customer and enables the customer to install and use the software and its documentation. Price per customer varies based on the selection of the products licensed, the number of site installations and the number of authorized users. The products offered on this basis are “Duo Subscribe” and “Facetone-enterprise.” The company charge an Implementation fee on key milestone basis for on premise customers upon completion of performance obligation

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2019

(Audited)

Enterprise Software Solutions– Company distributes its software product ‘Facetone- hosted version” with third party telecommunication companies. It’s a revenue model where the Tele-communication provider hosts DUO’s software applications and makes them available to its customers over the Internet for a monthly subscription fee. Company charge telecommunication provider a monthly license fee calculated according to number of licenses sold.

Cloud Services- Company sells its product Smoothflow as a “SAAS” product (Software-as-a-Service) and services are provided on a monthly subscription model.

AMC Services- The Company offers annual maintenance programs on its licenses that provide for technical support and updates to the Company’s software products. Initial annual maintenance fees are bundled with license fees in the initial licensing period and recognized when the performance obligation of license fee is met. Revenue is recognized ratably, or daily, over the term of the maintenance period, which is typically one year.

Hardware products- Hardware product means a combination of computer equipment, electronics and the applicable operating system. The company provide hardware with software products to the customer if it is a requirement as per the software license agreement. The company changes hardware cost with the initial implementation and license fee.

For the period ended March 31, 2019 and 2018, the Company received only cash as consideration for sale of licenses and related services and not in kind.

For the years ended March 31, 2019 and 2018, the Company had following concentrations of revenues with customers:

Customer	March 31, 2019	March 31, 2018

A	65.17%	46.48%
B	11.64%	9.95%
C	6.72%	3.82%
D	3.62%	1.85%
E	3.28%	3.06%
F	2.96%	2.32%
G	0.00%	10.27%
H	0.32%	8.06%
I	1.50%	6.33%
J	0.38%	3.47%
Other Misc. customers	4.41%	4.39%
	100.00%	100.00%

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2019

(Audited)

For the years ended March 31, 2019 and 2018, the company had following sales by products:

Product	March 31, 2019	March 31, 2018

Duo Subscriber	$512,082	$487,356
Facetone	103,359	203,739
Software hosting and reselling	20,853	19,288
Smoothflow	1,253	-
Development and other Services	183	81,493
	$637,730	$791,876

Significant Judgments

The Company’s contract with customers includes multiple Software products and services to deliver and in the most of the contract the price of the separately identifiable features are stated separately. In the event the price of the multiple product and services are not mentioned in the agreement Company allocates transaction price estimating the standalone selling price of the promised products and the services. The determination of standalone selling price for each performance obligation requires judgments. The company determines standalone selling price for performance obligations based on overall pricing strategies, which consider market in which the company operates, historical data analysis, number of users of the product or services, size of the customer and the market price of the hardware used.

Contract Balances

When the timing of revenue recognition differs from the timing of invoicing for contract with customers deferred revenue and accrued revenue/ unbilled accounts receivables are recognized by the Company.

We record a receivable when revenue is recognized prior to invoicing and receipt of payments, or deferred revenue when the revenue is recognized subsequent to invoicing.

Revenue under Software Implementation contracts are invoice on stages of completion as stipulated in the agreement and the revenue recognized when the performance obligations are met and customer sign the user acceptance test (UAT). The company invoices software license fee and royalty fee at the end of the period according to the customer agreement and accrued revenue/ unbilled revenue is recognize for the relevant period. The initial annual maintenance fee is bundled with the initial license fee and is invoiced at beginning of the period and the Company recognize as deferred revenue in the financial statements and is ratably recognized over a period of service.

The Company recognized $74,224 revenue as at March 31, 2019 from the contract with LOLC as the performance obligations are completed in this year, and has a contract balance of $97,675 from the same customer as at March 31, 2019. Company is waiting for the customer confirmation to deliver the balance product and services.

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Refer Note- 5 for “Accounts receivables and Provision for doubtful debts”

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2019

(Audited)

Segment Information

The Company has determined that its Chief Executive Officer is its Chief Operating Decision Maker. The Company’s executive reviews financial information presented on a consolidated basis for the purposes of assessing the performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reportable segment.

Deferred Revenue - Deferred revenue represents advance payments for software licenses, services, and maintenance billed in advance of the time revenue is recognized. As at March 31, 2018, there was no deferred revenue recognized and as at March 31, 2019, deferred revenue recognized was $6,995.

Accrued Revenue/Unbilled Accounts Receivable - Accrued revenue/Unbilled accounts receivable primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period. As at March 31, 2019 and March 31, 2018, unbilled/accrued revenues were $102,851 and $148,714 respectively.

The Company had no contract liabilities and asset recognized for cost to fulfill a requirement of a customer as at March 31, 2019.

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

During the year ended March 31, 2019 and 2018, product research and development cost of $171,416 and $277,812, respectively, were capitalized as “Intangible assets.”

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expenses were incurred during the period ended March 31, 2019 and 2018.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2019

(Audited)

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets and liabilities are not recognized in the current financials due to recurring tax losses and the uncertainty of the realization of the tax allowances. Withholding taxes deducted from the source of income from foreign operations are debited to profit and loss account due to non-refundable status.

Comprehensive Income

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from April 1, 2015 through March 31, 2019, includes only foreign currency conversion gains (losses), and is presented in the Company’s consolidated statements of comprehensive income.

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the period ending on March 31, 2019 were as follows:

Foreign Currency Translation gains (losses)

Balance, March 31, 2017	$112,761
Translation rate gain (loss)	(42,780)
Balance, March 31, 2018	$69,981
Translation rate gain (loss)	196,255
Balance, March 31, 2019	$266,235

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, September 2017 and November 2017 within ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12, ASU 2017-13 and ASU 2017-14, respectively (collectively, Topic 606). Topic 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Topic 606 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates will be required within the revenue recognition process than are required under current GAAP (Accounting Standards Codification 605). Topic 606 is effective for the Company’s annual and interim reporting periods beginning April 1, 2018 (“effective date”).

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company adopted the new standard effective April 1, 2018 using the modified retrospective method.

The Company has adopted implementation of ASC 606 with effect from April 1, 2018 and as a result of it $19,455 impact which was provided as at March 31, 2018 has been reversed.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2019

(Audited)

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

Note 5 – Accounts Receivable

Following is a summary of accounts receivable as at March 31, 2019 and March 31, 2018;

	March 31, 2019	March 31, 2018
Accounts receivable – Trade	$148,933	$576,775
Less: Provision for doubtful debts	(23,889)	(207,543)
	$125,044	$369,232

At March 31, 2019 and March 31, 2018, the Company had following concentrations of accounts receivable with customers:

Customer	March 31, 2019	March 31, 2018
A	27.98%	1.86%
B	25.80%	5.04%
C	16.83%	0.00%
D	10.23%	7.85%
E	6.43%	3.39%
F	6.32%	4.61%
G	2.48%	1.91%
H	0.00%	14.83%
I	0.00%	56.37%
Other receivables	3.94%	4.14%
	100.00%	100.00%

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2019

(Audited)

Note 6 – Prepaid Expenses and Other Current Assets

Following is a summary of prepaid expenses and other current assets as at March 31, 2019 and March 31, 2018;

	March 31, 2019	March 31, 2018
Security deposits	$56,878	$67,348
ESC receivable	11,126	5,688
Supplier advance	8,108	136
Prepayments	577	1,370
Prepayment for other professional services	-	438,598
Insurance prepayment	-	1,160
Travel advance	28	-
Other receivables	5,565	8,700
	$82,282	$523,000

Note 7 – Property and Equipment

Following table illustrates net book value of property and equipment as at March 31, 2019 and March 31, 2018;

	March 31, 2019	March 31, 2018
Office equipment	$1,812	$2,054
Furniture & fittings	123,678	138,752
Computer equipment (Data Processing Equipment)	91,814	122,443
Improvements to lease hold assets	18,729	21,221
Website Development	14,362	14,678
	250,395	299,148
Accumulated depreciation and amortization	-226,882	-255,654
Net fixed assets	$23,513	$43,494

Depreciation and amortization expense for period ended March 31, 2019 and 2018 was $23,360 and $31,320 respectively.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2019

(Audited)

Note 8 – Intangible Assets

Intangible assets comprise of capitalization of certain costs pertaining to product development, which meet the criteria as set forth above under Note 3. Following table illustrates the movement in intangible assets as at March 31, 2019 and March 31, 2018:

	March 31, 2019	March 31, 2018
Opening Balance	$732,939	$580,899
Add: Costs capitalized during the year	171,416	277,812
Less: Amount written-off	(74,024)	(113,363)
Translational gain/ (loss)	(84,173)	(12,409)
Net Intangible Assets	$746,158	$732,939

Note 9 – Short Term Borrowings

Following is a summary of short-term borrowings as at March 31, 2019 and March 31, 2018;

	March 31, 2019	March 31, 2018
PAN Asia Bank – Short term overdraft	$471,350	$440,609
Commercial Bank	45,950	53,571
Senkadagala Finance	14,375	33,323
PAN Asia Bank – Loan	-	162,636
	$531,675	$690,139

Bank overdraft facility, obtained from Pan Asia Banking Corporation PLC, contains an average interest rate of 15.55% per annum.

Note 10 – Due to Related Parties

Due to Related Parties – Short term

From time to time, the Company receives advances from related parties such as officers, directors or principal shareholders in the normal course of business. Advances received from related parties are unsecured and non-interest bearing. Balances outstanding to these persons for less than 12 months are presented under current liabilities in the accompanying consolidated financial statements. As of March 31, 2019, and March 31, 2018, the Company owed directors $824,991 and $524,955, respectively.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2019

(Audited)

Due to Related Parties – Long term

Loan outstanding to related parties for more than 12 months are presented under long-term liabilities in the accompanying consolidated financial statements. As of March 31, 2019 and March 31, 2018, the Company owed directors $1,345,968 and $1, 348,193 respectively.

Note 11 – Taxes Payable

Taxes payable comprised of items listed below as at March 31, 2019 and March 31, 2018;

	March 31, 2019	March 31, 2018
PAYE	$143,766	$117,805
Stamp duty payable	17	34
Tax payable	11,261	8,877
WHT payable	2,127	-
	$157,171	$126,716

Note 12 – Accruals and Other Payables

Following is a summary of accruals and other payables as at March 31, 2019 and March 31, 2018;

	March 31, 2019	March 31, 2018
Audit fee payable	$1,770	$22,260
Accruals	49,114	29,128
Other payables	17,700	78,745
Accrued interest	3,090	1,417
	$71,675	$131,550

Note 13 – Cost of Revenue

Following is the summary of cost of revenue for the period ending March 31, 2019 and 2018;

	March 31, 2019	March 31, 2018
Purchases	$24,636	$50,517
Implementation and onsite support cost	53,465	27,303
Product development cost written off	74,024	113,363
Consultancy, contract basis employee cost	2,828	6,773
Developer support and implementation	78,923	68,235
Development services	2,372	37,706
Cost of services	5,777	7,395
	$242,025	$311,292

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2019

(Audited)

Note 14 – General and Administrative Expenses

Following is the summary of general and administrative expenses for the period ending March 31, 2019 and 2018;

	March 31, 2019	March 31, 2018
Directors remuneration	$138,235	$151,317
EPF	9,715	10,635
ETF	2,429	2,659
Vehicle allowance	28,441	37,539
Office rent	40,808	66,649
Audit fees	25,730	30,001
Legal fees	18,418	18,675
Professional fees	15,714	12,567
Office maintenance	12,758	11,482
OTC market fees	12,000	5,000
Internet charges	11,706	12,644
Electricity charges	9,283	14,110
Software Rentals	7,182	24,907
Staff welfare	7,131	10,832
Telephone charges	6,835	8,506
Consulting fee	3,535	51,300
Irrecoverable Tax	297	19
Travelling expense	-	3,630
Printing and stationery	650	1,141
Office expenses	-	2,732
Computer maintenance	1,978	4,565
Courier and postage	676	968
Security charges	1,138	2,815
Insurance expense	-	1,611
Gratuity	4,187	7,369
Secretarial fees	724	730
Other professional services	4,789	7,443
Fee and Subscription	1,790	3,025
Stamp Duty expense	203	1,245
Public relations	1,056	3,362
Event coordination expenses	-	2,580
Penalties / Late payment charges	2,528	1,273
Accounts write-off	2,071	-
Other expenses	309	765
	$372,318	$514,095

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2019

(Audited)

Note 15 – Selling and Distribution Expenses

Following is the summary of selling and distribution expenses for the period ending on March 31, 2019 and 2018;

	March 31, 2019	March 31, 2018
Marketing Expenses	$18,432	$1,224
Vehicle hire charges	5,657	6,192
Vehicle running expenses	5,555	4,644
Foreign Travel	-	102
Gift and donations	-	1,106
	$29,643	$13,268

Note 16 – Income Taxes

Income Tax expense consists of the following;

	March 31, 2019	March 31, 2018

Current Taxes Nevada	$-	$-
Sri Lanka- Taxes withheld	44,254	265,565
Singapore	-	-
Total Income Tax Expense	$44,254	$265,565

The income tax provision differs from the amount of tax determined by applying the federal statutory rate on account of the following items;

●	Brought forward losses
●	Unabsorbed Depreciation

The Components of deferred tax assets and Liabilities are as follows;

	March 31, 2019	March 31, 2018
Deferred tax asset arising from tax effect of :
Carry forward Losses and Unabsorbed Depreciation	-	-
Less: Valuation allowance	-	-
Total deferred tax asset (non-current)	-	-

Total deferred tax liability	Nil	Nil

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2019

(Audited)

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

Since Duo does not have any undistributed earnings, the Company has not recorded a deferred tax liability associated with the foreign earnings as of March 31, 2019 and 2018. However, to deferred tax asset has been recorded associated with Unabsorbed Business Losses and Depreciation

The Company is not subject to any foreign income taxes for the years ended March 31, 2019 and 2018. The Company may be subject to examination by the Internal Revenue Service (“IRS”) and state taxing authorities for 2019 and 2018 tax years.

Note 17 – Equity

(A)	Common Stock

As at March 31, 2019, the Company has 400,000,000 authorized common shares having a par value of $0. 001. The common shares have been designated with the following rights:

●	Voting rights: Common shareholders can attend at annual general meeting to cast vote or use a proxy.

●	Right to elect board of directors: Common shareholders control the Company through their right to elect the company’s board of directors. However the holder of our preferred stock has super- majority voting rights and has power to elect all of the Company’s board of directors.

●	Right to share income and assets: Common shareholders have the right to share the Company’s earnings equally on a per-share basis in the form of dividend. Similarly, in the event of liquidation, shareholders have claim on assets that remain after meeting the obligation to accrued taxes, accrued salary and wages, creditors including bondholders (if any) and preferred shareholders. Thus, common shareholders are residual claimants of the company’s income and assets.

During the year ended March 31, 2019, the Company issued the following common shares:

Date	Type	No. of Shares	Valuation
06/01/2018	Stock issued as a Dividend payment	13,147,667	$5,784,973
02/28/2019	Stock issued for services	15,975	3,994
			$5,788,967

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2019

(Audited)

(B)	Preferred Stock

As at March 31, 2019, the Company had 10,000,000 authorized Series “A” preferred shares having a par value of $0.001 per share.

The preferred shares have been designated with the following conversion rights:

●	One preferred share will convert into ten (10) common shares no earlier than 24 months and 1 day after the issuance.

Note 18 - Commitments and Contingencies

The Company consults with legal counsel on matters related to litigation and other experts both within and outside the Company with respect to matters in the ordinary course of business. The Company does not have any contingent liabilities in respect of legal claims arising in the ordinary course of business.

Duo entered into a lease commitment for its Sri Lanka office amounting to $37,894 with Ms. Praveena Sujeevan on November 1, 2018 for a period of 2 years.

Guarantee provided by the company existed on the balance sheet date are as follows:

Date	Description	Amount
9/23/2011	Performance Bond for BOC Tender	$8,624
5/15/2013	Guarantee for Lanka Clear	1,812
7/31/2014	Guarantee for SLT	488
8/10/2015	Guarantee for LOLC	1,378
5/23/2018	Rent deposit for Delhi apartment	1,331
7/17/2018	Security deposit- Senkadagala Finance	28,708
7/18/2018	Guarantee for Amana bank	547
9/10/2018	Guarantee for ICTA	1,722
10/9/2018	Rent deposit for office space	9,474
		$54,084

The company has not provided any guarantees other than those mentioned above.

Note 19 - General

Figures have been rounded off to the nearest dollar and the comparative figures have been re-arranged / reclassified, wherever necessary, to facilitate comparison.

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B

[Wise to update prior to filing]

Exhibit No.	Document Description

3(i).1*	Articles of Incorporation of Duo World, Inc. filed September 19, 2014, with the Secretary of State of Nevada.

3(i).2*	Certificate of Amendment to the Articles of Incorporation of Duo World, Inc. approved by the Secretary of State of Nevada.

3(i).3**	Certificate of Amendment to the Articles of Incorporation of Duo World, Inc. approved by the Secretary of State of Nevada on January 19, 2018.

3(ii)*	By-Laws of Duo World, Inc.

4.1*	Certificate of Designation of Series “A” Preferred Stock approved by the Secretary of State of Nevada.

10.1*	Amended and Restated Purchase Agreement, dated December 3, 2014, between Duo World, Inc. and Muhunthan Canagasooryam for the acquisition of Duo Software (Pvt.) Limited, a Sri Lankan company, by Duo World Inc. from Mr. Canagasooryam.

10.2*	Amended and Restated Purchase Agreement, dated December 3, 2014, between Duo Software, Inc. and Koshala Nishaharan for the acquisition of Duo Software (Pte.) Limited, a Singaporean company, by Duo World, Inc. from Koshala Nishaharan.

10.3*	Loan Agreement, dated July 16, 2010, between Duo Software (Private) Limited, a Sri Lankan company, as borrower, and Muhunthan Canagasooryam, as lender.

10.4*	Loan Agreement, dated December 1, 2012, between Duo Software (Pte.) Ltd, a Singaporean company, as borrower, and Muhunthan Canagasooryam, as lender.

10.5*	End-User Software License Agreement, dated November 9, 2011, between Duo Software (Pvt) Ltd. and Bank of Ceylon.

10.6***	Loan Agreement, dated March 1, 2018, between Duo Software (Pte.) Ltd, a Singaporean company, as borrower, and Muhunthan Canagasooryam, as lender.

10.7***	Loan Agreement, dated July 16, 2010, between Duo Software (Private) Limited, a Sri Lankan company, as borrower, and Muhunthan Canagasooryam, as lender.

10.8***	Loan Agreement, dated July 16, 2010, between Duo World, Inc., a Nevada, U.S.A. company, as borrower, and Muhunthan Canagasooryam, as lender.

14*	Code of Business Conduct and Ethics.

21****	Subsidiaries.

31.1****	Certification under Section 302 of Sarbanes-Oxley Act of 2002

31.2****	Certification under Section 302 of Sarbanes-Oxley Act of 2002

32.1 ****	Certification under Section 906 of Sarbanes-Oxley Act of 2002

32.2 ****	Certification under Section 906 of Sarbanes-Oxley Act of 2002

* Incorporated by reference to the Company’s Form S-1 Registration Statement (File No. 333-211460) declared effective by the SEC on September 26, 2016.

** Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2018.

*** Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on June 29, 2018.

**** Filed herewith.

50

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duo World, Inc.

Dated: August 13, 2019	By:	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
	Its:	President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: August 13, 2019	By:	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
	Its:	President and Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 13, 2019	By:	/s/ Suzannah Jennifer Samuel Perera
Suzannah Jennifer Samuel Perera
	Its:	Chief Financial Officer, and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: August 13, 2019	By:	/s/ Mahmud Riad Ameen
Mahmud Riad Ameen
	Its:	Director

51