Form 10-Q
period 2019-06-30
DUO WORLD INC
filed 2019-08-30
CIK 1635136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM ______ TO ______.

Commission File Number: 0-55698

DUO WORLD, INC.

(Exact name of registrant as specified in its charter)

Nevada	35-2517572
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

c/o Duo Software (Pvt.) Ltd. No. 6, Charles Terrace, Off Alfred Place Colombo 03, Sri Lanka	Not applicable
(Address of principal executive offices)	(Zip code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 28, 2019, there were 65,754,296 outstanding shares of the Registrant’s Common Stock, $.001 par value.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Duo World, Inc. and Subsidiaries

Consolidated Financial Statements

June 30, 2019

(Unaudited)

F-1

Duo World, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2019	March 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$8,853	$2,698
Accounts receivable – trade	149,831	125,044
Prepaid expenses and other current assets	102,604	82,282
Accrued revenue	104,657	102,851
Total Current Assets	365,945	312,875

Non Current Assets
Property and equipment, net of accumulated depreciation of $231,432 and $226,882 respectively	19,289	23,513
Intangible assets, net	744,367	746,158
Total Non Current Assets	763,656	769,671

Total Assets	$1,129,601	$1,082,546

LIABILITIES and SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$498,017	$489,082
Payroll, employee benefits, severance	652,556	636,637
Short term borrowings	616,447	531,675
Due to related parties	836,107	824,991
Payable for acquisition	185,762	185,762
Taxes payable	160,604	157,171
Accruals and other payables	76,806	71,675
Lease creditors	9,310	10,921
Deferred revenue	8,936	6,995
Total Current liabilities	3,044,545	2,914,909

Long Term Liabilities
Due to related parties	1,346,214	1,345,968
Employee benefit obligation	108,510	104,700
Total Long Term liabilities	1,454,724	1,450,668

Total liabilities	$4,499,269	$4,365,577

Commitments and contingencies (Note 17)

Shareholders’ Deficit
Ordinary shares: $0.001 par value per share; 400,000,000 shares authorized; 65,754,296 and 65,754,296 shares issued and outstanding, respectively	$65,754	$65,754
Convertible series “A” preferred shares: $0.001 par value per share; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Additional paid in capital	11,543,336	11,543,336
Accumulated deficit	(15,252,619)	(15,163,357)
Accumulated other comprehensive income	268,861	266,235
Total shareholders’ deficit	(3,369,668)	(3,283,032)

Total Liabilities and Shareholders´ Deficit	$1,129,601	$1,082,546

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the three months ended June 30, 2019 and June 30, 2018 (Unaudited)

	June 30, 2019	June 30, 2018

Revenue	$178,151	$149,203
Cost of revenue (exclusive of depreciation presented below)	(82,553)	(61,820)
Gross Income	95,598	87,383

Operating Expenses
General and administrative	82,839	119,112
Salaries and casual wages	35,711	70,338
Selling and distribution	5,877	2,684
Professional services - investment advisory	-	438,598
Depreciation	4,569	6,937
Amortization of web site development	485	446
Allowance for bad debts	-	100,562
Total operating expenses	129,481	738,677

Loss from operations	$(33,883)	$(651,294)

Other income (expenses):
Interest expense	$(40,467)	$(53,939)
Other income	135	266
Bank charges	(1,524)	(730)
Exchange (loss) / gain	(2,219)	(4,085)
Total other income (expenses)	(44,075)	(58,488)

Loss before provision for income taxes:	$(77,958)	$(709,782)

Tax Expense :
Provision for income taxes	-	-
Foreign taxes – withheld	(11,304)	-

Net loss	$(89,262)	$(709,782)

Basic and Diluted Loss per Share	$(0.00)	$(0.01)

Basic and Diluted Weighted Average Number of Shares Outstanding	115,754,296	106,780,570

Comprehensive Income (Loss):
Unrealized foreign currency translation (loss) gain	$2,626	$38,779
Net loss	(89,262)	(709,782)
Comprehensive loss	$(86,636)	$(671,003)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the three months ended June 30, 2019 and June 30, 2018 (Unaudited)

	June 30, 2019	June 30, 2018
Operating activities:
Loss before provision for income taxes	$(89,262)	$(709,782)

Adjustments to reconcile loss before provision for income taxes to cash provided by operating activities:
Depreciation and amortization	5,054	7,383
Bad debts	-	100,562
Previous period adjustments	-	4,465
Product development cost written off	27,289	19,536

Changes in assets and liabilities:
Accounts receivable - trade	(24,787)	(33,000)
Prepayments	(22,128)	428,669
Accounts payable	8,935	23,802
Payroll, employee benefits, severance	15,919	98,675
Short term overdraft	84,772	(26,578)
Due to related parties	11,116	38,264
Taxes payable	3,433	5,382
Lease creditor	(1,611)	-
Retirement benefit	3,810	(5,554)
Accruals and other payables	7,072	52,695
Net cash provided by operating activities	$29,613	$4,519

Investing activities:
Acquisition of property and equipment	(939)	(945)
Sale proceeds of disposal of property and equipment	-	29
Intangible assets	(27,335)	(67,102)

Net cash used in investing activities	$(28,275)	$(68,018)

Financing activities:	-	-

Net cash provided by financing activities	$-	$-

Effect of exchange rate changes on cash	4,817	45,480
Net decrease in cash	$6,155	$(18,019)
Cash, beginning of period	2,698	25,798

Cash, end of period	$8,853	$7,779

Supplemental disclosure of cash flow information:
Cash paid for interest	$24,551	$22,837

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common shares issued as a dividend payment	$-	$5,784,973

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Deficit

	Common		Preferred		Additional		Other	Total
	Share Capital		Share Capital		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
								-
March 31, 2018	52,590,654	52,591	5,000,000	5,000	5,767,533	(8,059,437)	69,981	(2,164,332)

Stock dividend issued	13,147,667	13,148	-	-	5,771,826	(5,784,973)	-	-

Stock issued for Services	15,975	16	-	-	3,978	-	-	3,994

Net loss	-	-	-	-	-	(1,318,947)	-	(1,318,947)

Other comprehensive income	-	-	-	-	-	-	196,255	196,255

March 31, 2019	65,754,296	65,754	5,000,000	5,000	11,543,336	(15,163,357)	266,235	(3,283,032)

Net loss	-	-	-	-	-	(89,262)	-	(89,262)

Other comprehensive income	-	-	-	-	-	-	2,626	2,626

June 30, 2019	65,754,296	65,754	5,000,000	5,000	11,543,336	(15,252,619)	268,861	(3,369,668)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019 and 2018

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

On December 03, 2014, Duo Software (Pvt.) Limited (DSSL) and Duo Software Pte. Limited (DSS) executed a reverse recapitalization with Duo World Inc. (Duo). See Note 4. Duo (Successor) is a holding company that conducts operations through its wholly owned subsidiaries DSSL and DSS (Predecessors) in Sri Lanka, Singapore and India. The consolidated entity is referred to as “the Company”. The Company, having its development center in Colombo, has been in the space of developing products and services for the subscription-based industry. The Company’s applications (“DuoSubscribe”, “Facetone” and “Smoothflow”) provide solutions in the space of Customer Life Cycle Management, Subscriber Billing and Work Flow.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $89,262 and $709,782 for the three months ended June 30, 2019 and 2018 respectively; net cash provided by operations of $29,613 and $4,519 for the three months ended June 30, 2019 and 2018 respectively; working capital deficit of $ 2,678,600 and $2,602,035 as of June 30, 2019 and March 31, 2019 respectively; outstanding statutory dues towards employee provident fund and employee trust fund of $432,257 and $423,354 as of June 30, 2019 and March 31, 2019, respectively; and a stockholders´ deficit of $3,369,668 and $3,283,032 as of June 30, 2019 and March 31, 2019, respectively.

The revenue for the three months ended June 30, 2019 has increased by 19% when compared to the three months ended June 30, 2018 and the Company has entered into significant contracts with the clients for the products launched, and the management is confident that these projects shall generate sufficient revenues to offset the operating losses in the recent future.

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

Provisions

A provision is recognized when the company has present obligations because of past event and when it is probable that an outflow of resources embodying economic benefits will be required to settle the obligations and reliable estimate can be made of amount of the obligation. Provisions are not discounted at their present value and are determined based on the best estimate required to settle the obligation at the reporting date. These estimates are reviewed at each reporting date and adjusted to reflect the current best estimates.

Accounts Receivable and Provision for Doubtful Accounts

The Company recognizes accounts receivable in connection with the products sold and services provided and has strong policies and procedures for the collection receivables from its clients. However, there are inevitably occasions when the receivables due to the Company cannot be collected and, therefore, have to be written off as bad debts. While the debt collection process is being pursued, an assessment is made of the likelihood of the receivable being collectable. A provision is therefore, made against the outstanding receivable to reflect that component that may not become collectable. The Company is in the practice of provisioning for doubtful debts based on the period outstanding as per the following:

Trade receivables outstanding:	Provision
Over 24 months	100%
Over 18 months	50%
Over 15 months	25%
Over 12 months	10%
Over 9 months	5%

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2019 and March 31, 2019, there were no cash equivalents.

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are their local currencies. For financial reporting purposes, these currencies have been converted into United States Dollars ($) and/or USD as the reporting currency. All assets and liabilities denominated in foreign functional currencies are converted into U.S. dollars at the closing exchange rate on the balance sheet date and equity balances are converted at historical rates. Revenues, costs and expenses in foreign functional currencies are converted at the average rate of exchange during the period. Conversion adjustments arising from the use of different exchange rates from period to period are included as a component of shareholders’ deficit as “accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the statement of operations and comprehensive income /(loss) as other income (expense).

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

Post Retirement Benefit Plan

The Company has gratuity as post-employment plan for all the eligible employees. The recognition for the gratuity plan is as below:

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

The following five steps are followed in recognizing revenue from contracts:

●	Identify the Contract(s) with the customer;
●	Identify the performance obligation of the contract;
●	Determine the transaction price;
●	Allocate the transaction price to the performance obligations in the contract and;
●	Recognize revenue when or as the company satisfies a performance obligation.

The consideration for the transaction [performance obligation(s)] is determined as per the agreement, contract or invoice for the services and products.

DuoSubscribe

DuoSubscribe is a solution for Subscriber Management and Billing. With over a decade of experience in developing applications for these sectors and having vast amount of domain knowledge on how these sectors operate, DuoSubscribe is eminently capable of meeting the complex and rigorous demands of businesses around the world.

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

Nature of Products and Services

Licenses for on premise software. The Company sells a perpetual nonexclusive license to the customer and enables the customer to install and use the software and its documentation. Price per customer varies based on the selection of the products licensed, the number of site installations and the number of authorized users. The products offered on this basis are “Duo Subscribe” and “Facetone-enterprise.” The Company charges an Implementation fee on key milestone basis for on premise customers upon completion of performance obligation.

Enterprise software solutions. The Company distributes its software product ‘Facetone - hosted version” with third party telecommunication companies. It is a revenue model where the telecommunication provider hosts the Company’s software applications and makes them available to its customers over the Internet for a monthly subscription fee. The Company charges telecommunication providers a monthly license fee calculated according to number of licenses sold.

Cloud services. The Company sells its product Smoothflow as a “SAAS” product (Software-as-a-Service) and services are provided on a monthly subscription model.

AMC Services. Duo offers annual maintenance programs on its licenses that provide for technical support and updates to the Company’s software products. Initial annual maintenance fees are bundled with license fees in the initial licensing period and recognized when the performance obligation of license fee is met. Revenue is recognized ratably, or daily, over the term of the maintenance period, which is typically one year.

For the three months ended June 30, 2019 and 2018, the Company received only cash as consideration for sale of licenses and related services rendered.

For the three months ended June 30, 2019 and 2018, the Company had following concentrations of revenues with customers:

Customer	June 30, 2019	June 30, 2018

A	86.28%	51.33%
B	2.50%	2.29%
C	2.03%	8.37%
D	1.94%	26.17%
E	1.52%	1.39%
F	0.00%	3.74%
G	0.00%	2.58%
Other misc. customers	5.73%	4.13%
	100.00%	100.00%

For the three months ended June 30, 2019 and 2018, the company had following sales by products:

Product	June 30, 2019	June 30, 2018

DuoSubscriber	$161,213	$82,480
Facetone	10,684	60,648
Software hosting and reselling	5,379	6,075
Smoothflow	875	-
	$178,151	$149,203

Significant Judgments

The Company’s contract with customers includes multiple Software products and services to deliver and in the most of the contract the price of the separately identifiable features are stated separately. In the event the price of the multiple product and services are not mentioned in the agreement the Company allocate transaction price estimating the standalone selling price of the promised Products and the services. The determination of standalone selling price for each performance obligation requires judgments. The Company determines standalone selling price for performance obligations based on overall pricing strategies, which consider market in which the company operates, historical data analysis, number of users of the product or services, size of the customer and the market price of the hardware used.

Contract Balances

When the timing of revenue recognition differs from the timing of invoicing for contract with customers, differed revenue and accrued revenue/ unbilled accounts receivables are recognized by the Company. Revenue under Software Implementation contracts are invoiced on stages of completion as stipulates in the agreement and the revenue recognized when the performance obligations are met and customer sign the user acceptance test (UAT). The Company invoices software license fee and royalty fee at the end of the period according to the customer agreement and accrued revenue/ unbilled revenue is recognized for the relevant period. The maintenance fee is invoiced beginning of the period and the Company recognizes as deferred revenue in the financial statements and is ratably recognized over a period of service.

The Company recognized $3,451 revenue as at June 30, 2019 from the contract with LOLC as the performance obligations are completed in this year, and has a contract balance of $97,435 from the same customer as at June 30, 2019. The Company is waiting for the customer confirmation to deliver the balance product and services.

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

Deferred Revenue - Deferred revenue represents advance payments for software licenses, services, and maintenance billed in advance of the time revenue is recognized. As at June 30, 2019 and March 31, 2019 the Company recognized deferred revenue $8,936 and $6,995, respectively.

Accrued Revenue/Unbilled Accounts Receivable - Accrued revenue/Unbilled accounts receivable primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period. As at June 30, 2019 and March 31, 2019, unbilled/accrued revenues were $104,657 and $102,851, respectively.

The Company had no contract liabilities and assets recognized for cost to fulfill a requirement of a customer as at June 30, 2019.

Cost of Revenue

Cost of revenue mainly includes purchases, product implementation costs, amortization of product development, developer support and implementation, and consultancy fees related to the products offered by the Company. The aggregate cost related to the software implementations, including support and consulting services pertaining to the revenue recognized during the reporting period, is recognized as Cost of Revenue.

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

During the three months ended June 30, 2019 and 2018, product research and development cost of $27,335 and $67,102, respectively, were capitalized as “Intangible assets”.

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expenses were incurred during the three months ended June 30, 2019 and 2018.

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

Comprehensive Income

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from April 1, 2015 through June 30, 2019, includes only foreign currency conversion gains (losses), and is presented in the Company’s consolidated statements of comprehensive income.

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the periods ending on June 30, 2019 and March 31, 2019 were as follows:

Foreign Currency Translation Gains (losses)

Balance, March 31, 2018	$69,981
Translation rate gain (loss)	196,255
Balance, March 31, 2019	$266,235
Translation rate gain (loss)	2,626
Balance, June 30, 2019	$268,861

Recent Accounting Pronouncements

The Company has reviewed the recent accounting pronouncements and believes that they will not have material impact on the Company’s financial position and results of operations.

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

Note 5 – Accounts Receivable

Following is a summary of accounts receivable as At June 30, 2019 and March 31, 2019;

	June 30, 2019	March 31, 2019
Accounts receivable – trade	$173,559	$148,933
Less: Provision for doubtful debts	(23,728)	(23,889)
	$149,831	$125,044

As At June 30, 2019 and March 31, 2019, the Company had following concentrations of accounts receivables with customers:

Customer	June 30, 2019	March 31, 2019
A	38.69%	27.98%
B	19.88%	25.80%
C	14.01%	16.83%
D	8.51%	10.23%
E	6.34%	0.00%
F	2.63%	6.32%
G	0.00%	6.43%
Other receivables	9.94%	6.41%
	100.00%	100.00%

Note 6 – Prepaid Expenses and Other Current Assets

Following is a summary of prepaid expenses and other current assets as at June 30, 2019 and March 31, 2019;

	June 30, 2019	March 31, 2019
Security deposits	$56,748	$56,878
ESC receivable	11,099	11,126
Supplier advance	17,921	8,108
Prepayments	5,341	577
Travel advance	2	28
Other receivables	11,493	5,565
	$102,604	$82,282

Note 7– Property and Equipment

Following table illustrates net book value of property and equipment as at June 30, 2019 and March 31, 2019;

	June 30, 2019	March 31, 2019
Office equipment	$1,808	$1,812
Furniture & fittings	123,373	123,678
Computer equipment (Data processing equipment)	92,527	91,814
Improvements to lease hold assets	18,683	18,729
Website development	14,330	14,362
	250,721	250,395
Accumulated depreciation and amortization	(231,432)	(226,882)
Net fixed assets	$19,289	$23,513

Depreciation and amortization expense for the three months ended June 30, 2019 and 2018 was $5,054 and $7,383, respectively.

Note 8 – Intangible assets

Intangible assets comprise of capitalization of certain costs pertaining to products development which meets the criteria as set forth above under Note 3. Following table illustrates the movement in intangible assets as at June 30, 2019 and March 31, 2019:

	June 30, 2019	March 31, 2019
Opening balance	$746,158	$732,939
Add: Costs capitalized during the period	27,335	171,416
Less: Amount written-off	(27,289)	(74,024)
Translational gain/ (loss)	(1,837)	(84,173)
Net Intangible Assets	$744,367	$746,158

Note 9 – Short-term borrowings

Following is a summary of short-term borrowings as at June 30, 2019 and March 31, 2019;

	June 30, 2019	March 31, 2019
PAN Asia Bank – Short term overdraft	$430,457	$471,350
PAN Asia Bank – Loan	142,846	-
Commercial Bank	38,356	45,950
Senkadagala Finance	4,710	14,375
Other loans	78	-
	$616,447	$531,675

Bank overdraft facility, obtained from Pan Asia Banking Corporation PLC, contains an interest rate of 15.75% per annum for $186,140, 16.25% per annum for $120,275 and 16.39% per annum for $108,820.

Note 10 – Due to Related Parties

Due to Related Parties – Short term

From time to time, the Company receives advances from related parties such as management, directors or principal shareholders in the normal course of business. Loans and advances received from related parties are unsecured and non-interest bearing. Balances outstanding to these persons for less than 12 months are presented under current liabilities in the accompanying consolidated financial statements. As of June 30, 2019 and March 31, 2019, the Company owed directors $836,107 and $824,991, respectively.

Due to Related Parties – Long term

Balances outstanding to related parties for more than 12 months are presented under long-term liabilities in the accompanying consolidated financial statements. As of June 30, 2019 and March 31, 2019, the Company owed directors $1,346,214 and $1,345,968, respectively.

Note 11 – Taxes Payables

Taxes payable comprised of items listed below as at June 30, 2019 and March 31, 2019;

	June 30, 2019	March 31, 2019
PAYE	$152,182	$143,766
Stamp duty payable	17	17
Tax payable	6,135	11,261
WHT payable	2,270	2,127
	$160,604	$157,171

Note 12 – Accruals and Other Payables

Following is a summary of accruals and other payables as at June 30, 2018 and March 31, 2018;

	June 30, 2019	March 31, 2019
Audit fee payable	$1,770	$1,770
Accruals	49,862	49,114
Other payables	17,670	17,700
Accrued interest	7,504	3,090
	$76,806	$71,675

Note 13 – Cost of Revenue

Following is the summary of cost of revenue for the three months ending June 30, 2019 and 2018;

	June 30, 2019	June 30, 2018
Support services	$29,241	$20,519
Product development cost written off	27,289	19,536
Implementation cost	18,288	9,986
Purchases/ hosted servers	4,399	9,613
Consultancy, contract basis employee cost	2,720	-
Other external services	616	25
Development services	-	2,141
	$82,553	$61,820

Note 14 – General and Administrative Expenses

Following is the summary of general and administrative expenses for the three months ending June 30, 2019 and 2018;

	June 30, 2019	June 30, 2018
Directors remuneration	$33,235	$37,067
EPF	3,893	8,902
ETF	584	2,226
Vehicle allowance	5,695	9,196
Office rent	5,239	14,256
Electricity charges	1,930	3,201
Office maintenance	1,000	3,032
Telephone charges	1,348	2,347
Audit fees	1,155	2,643
Staff welfare	975	1,955
Computer maintenance	247	1,446
Professional fees	2,762	1,290
Legal Fee	4,500	4,500
Internet charges	2,179	2,989
Irrecoverable tax	161	8,678
Software rentals	492	4,469
Other professional services	2,870	2,373
OTC market Fees	2,166	3,000
Transfer agent fees	600	2,175
Gratuity	4,025	-
Printing and stationery	73	154
Courier and postage	165	238
Security charges	-	500
Investor relations	658	-
Secretarial fees	165	169
Consulting fee	2,890	-
Penalties / late payment charges	3,104	814
Filling fee and subscription	529	395
Stamp duty expenses	2	6
Other expenses	197	1,091
	$82,839	$119,112

Note 15 – Selling and Distribution Expenses

Following is the summery of selling and distribution expenses for the three months ending June 30, 2019 and 2018;

	June 30, 2019	June 30, 2018
Vehicle hire charges	$1,360	$1,517
Vehicle running expense	255	1,138
Travel expenses	363	29
Marketing expenses	3,899	-
	$5,877	$2,684

Note 16 - Equity

(A) Common Stock

As at June 30, 2019, the Company has 400,000,000 authorized common shares having a par value of $0. 001. The common shares have been designated with the following rights:

●	Voting rights: Common shareholders can attend at annual general meeting to cast vote or use a proxy.

●	Right to elect board of directors: Common shareholders control the Company through their right to elect the company’s board of directors; however, the holder of our preferred stock has super-majority voting rights and has power to elect all of the Company’s board of directors.

●	Right to share income and assets: Common shareholders have the right to share company’s earnings equally on a per-share basis in the form of dividend. Similarly, in the event of liquidation, shareholders have claim on assets that remain after meeting the obligation to accrued taxes, accrued salary and wages, creditors including bondholders (if any) and preferred shareholders. Thus, common shareholders are residual claimants of the company’s income and assets.

During the three months ended June 30, 2019, the Company has not issued common shares:

(B) Preferred Stock

As at June 30, 2019, the Company had 10,000,000 authorized series “A” preferred shares having a par value of $0.001 per share.

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

Duo entered into a lease commitment for its Sri Lanka office amounting to $37,800 with Ms. Praveena Sujeevan on November 1, 2018 for a period of 2 years.

Guarantees provided by the company existed on the balance sheet date are as follows:

Date	Description	Amount
9/23/2011	Performance Bond for BOC Tender	$8,603
5/15/2013	Guarantee for Lanka Clear	1,808
7/31/2014	Guarantee for SLT	487
8/10/2015	Guarantee for LOLC	1,375
5/23/2018	Rent deposit for Delhi apartment	1,328
7/17/2018	Security deposit- Senkadagala Finance	28,637
7/18/2018	Guarantee for Amana bank	546
9/10/2018	Guarantee for ICTA	1,717
10/9/2018	Rent deposit for office space	9,450
		$53,951

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

Our MD&A is comprised of the following sections:

A.	Business Overview

B.	Critical Accounting Policies

C.	Results of operations for the three months ended June 30, 2019 and June 30, 2018

D.	Financial condition as at March 31, 2019 and June 30, 2019

E.	Liquidity and capital reserves

F.	Milestones for next twelve months

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

Effective December 3, 2014, DSSL and DSS executed a reverse recapitalization with Duo. Duo (“Successor”) is a holding company that conducts operations through its wholly-owned subsidiaries, DSSL and DSS (“Predecessors”) in Sri Lanka, Singapore and India. The consolidated entity is referred to as the “Company.” The Company, having its development center in Colombo, Sri Lanka, specializes in the space of Customer Life Cycle Management & Contact Center solutions, Subscriber Management Billing and Automation of Workflow and Customer Engagement in the Asia Pacific Region. Driven by innovation, Duo World has served the enterprises in many ways, including efficiency, cost reduction, revenue optimization and continuous value addition to their product or service offerings. Duo World has been in the business of developing products and services for the subscription based industry.

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

The following five steps are followed in recognizing revenue from contracts:

●	Identify the contract(s) with the customer;

●	Identify the performance obligation of the contract;

●	Determine the transaction price;

●	Allocate the transaction price to the performance obligations in the contract and;

●	Recognize revenue when or as the Company satisfies a performance obligation.

The consideration for the transaction [performance obligation(s)] is determined as per the agreement, contract or invoice for the services and products.

DuoSubscribe

“Duo Subscribe” is a solution for Subscriber Management and Billing. With over a decade of experience in developing applications for these sectors and having vast amount of domain knowledge on how these sector operate, DuoSubscribe is eminently capable of meeting the complex and rigorous demands of businesses around the world.

Facetone

“Facetone” is a communication and collaboration platform, which provides users the capability of operating and running a high performance contact center operation efficiently while saving cost and maximizing revenue opportunities. In-built Facetone CRM feature provides the opportunity for contact centers to deliver a superior customer experience and build a better relationship by linking customers and data in real time.

Smoothflow

“Smoothflow” automates customer engagements, including building ChatBots, VoiceBots and IoTBots to deliver an Omni channel customer service experience. The product uses the power of artificial intelligence to keep improving the conversational flow and user experience.

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

C. Results of operations for the three months ended June 30, 2019 and June 30, 2018:

The Company had revenues amounting to $178,151 and $149,203, respectively, for three months ended June 30, 2019 and June 30, 2018. Following is a breakdown of revenues for both periods:

Product	30-Jun-19	30-Jun-18	Changes

DuoSubscribe	$161,213	$82,480	$78,733
Facetone	10,684	60,648	(49,964)
Software hosting and reselling	5,379	6,075	(696)
Smoothflow	875	-	875
	$178,151	$149,203	$28,948

Total revenue for the three months ended June 30, 2019 increased by 19% when compared to June 30, 2018.

Revenue from DuoSubscribe increased for the three months ended June 30, 2019 when compared to the same period in 2019. Increase in DuoSubscribe revenue is due to the additional revenue generated from development projects.

For the three months ended June 30, 2019 and June 30, 2018, the Company had the following concentrations of revenues with customers:

Customer	June 30, 2019	June 30, 2018

A	86.28%	51.33%
B	2.50%	2.29%
C	2.03%	8.37%
D	1.94%	26.17%
Other misc. customers	7.25%	11.84%
	100%	100%

The total cost of sales amounted to $82,553 and $61,820 for the three months ended June 30, 2019 and June 30, 2018, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	June 30, 2019	June 30, 2018	Changes
Support services	$29,241	$20,519	$8,722
Product development cost written off	27,289	19,536	7,753
Development and implementation cost	18,288	9,986	8,302
Purchases/ hosted servers	4,399	9,613	(5,214)
Consultancy, contract basis employee cost	2,720	-	2,720
Other external services	616	25	591
Cost of development services	-	2,141	(2,141)
	$82,553	$61,820	$20,733

Cost of sales increased in the three months ended June 30, 2019 when compared to the three months ended June 30, 2018 in line with the revenue increase. Increase in the development cost, and cost of support services were the main contributors to the increase in cost of sales.

The gross income for the three months ended June 30, 2019 and June 30, 2018 amounted to $95,598 and $87,383, respectively.

The total operating expenditure amounted to $129,481 and $738,677 for the three months ended June 30, 2019 and June 30, 2018, respectively. Operating expenditure declined by 82% during the three months ended June 30, 2019 when compared to the operating expenditure of the same period in 2018. The following table sets forth the Company’s operating expenditure analysis for both periods:

	June 30, 2019	June 30, 2018	Changes
General and administrative expenses	$82,839	$119,112	$(36,273)
Salaries and benefits	35,711	70,338	(34,627)
Professional services- investment advisory	-	438,598	(438,598)
Selling and distribution expenses	5,877	2,684	3,193
Depreciation	4,569	6,937	(2,368)
Amortization of web site development	485	446	39
Allowance for bad debts	-	100,562	(100,562)
Total operating expenses	$129,481	$738,677	$(609,196)

Following are the main reasons for the variances in operating expenses of the Company:

General and Administrative Cost

During the three months ended June 30, 2019, general and administrative cost declined by $36,273 (30%) when compared to the same period in 2018, mainly due to reduction in office rent and the software rental cost.

Salaries and benefits

Salaries and benefits decreased by $34,627 during the three months ended June 30, 2019 as there was a reduction in the total number of staff when compared to the same period in 2018. Duo’s move towards outsourcing of non-core activities and shifting towards contract employment lead to a general decrease in the number of permanent staff, and increase in the overall efficiency in the operations of the company.

Selling and distribution

During the period ended June 30, 2019, marketing expenses marginally increased due to the marketing expenditure incurred for the newly launched product Smoothflow.

Professional services – Investment advisory

Company incurred a cost of $438,598 for the three months ended June 30, 2018, 59% of the total operating cost on account of agreement signed in July 2017, for general financial advisory and investment banking services.

Depreciation and Amortization expense

Depreciation and amortization expense had slightly decreased by $2,329 during the three months ended June 30, 2019, when compared to the three months ended June 30, 2018.

Allowance for bad debts

During the three months ended June 30, 2019, the Company had not provided for the bad debts, whereas for the period ended June 30, 2018 bad debt provision was $100,562.

The loss from operations declined by 95%, due to the overhead reductions made by the company in the three months ended June 30, 2019 ($33,883), when compared to the operations loss of $651,294 recorded in June 30, 2018.

The Company’s other income and (expense) for the three months ended June 30, 2019 and June 30, 2018 amounted to $(44,075) and $(58,488), respectively. The following table sets forth the Company’s other income and (expense) analysis for both periods:

	June 30, 2019	June 30, 2018	Changes
Other income	$135	$266	$(131)
Bank charges	(1,524)	(730)	(794)
Exchange gain / (loss)	(2,219)	(4,085)	1,866
Interest expense	(40,467)	(53,939)	13,472
Total other expenses	$(44,075)	$(58,488)	$14,413

Other expenditures decreased by $14,413 in the three months ended June 30, 2019, when compared to the three months ended June 30, 2018. The main reason for this decrease was the decrease in interest cost and reduction in exchange loss.

The loss before provision for income taxes for the three months ended June 30, 2019 and June 30, 2018 amounted to $77,958 and $709,782, respectively.

The net loss for the three months ended June 30, 2019 and June 30, 2018 amounted to $89,262 and $709,782, respectively.

The Company’s comprehensive loss for the three months ended June 30, 2019 and June 30, 2018 amounted to $86,636 and $671,003, respectively.

Comprehensive Income / (Loss):	June 30, 2019	June 30, 2018
(Loss) / gain on foreign currency translation	$2,626	$38,779
Net loss	(89,262)	(709,782)
Comprehensive loss	$(86,636)	$(671,003)

At June 30, 2019 and March 31, 2019, the Company had 65,754,296 and 65,754,296 common shares issued and outstanding, respectively. The weighted average number of shares for the three months ended June 30, 2019 and June 30, 2018 was 65,754,296 and 56,780,570, respectively. The loss per share for both periods was $(0.00) per share and $(0.01) per share, respectively.

D. Financial condition as at June 30, 2019 and March 31, 2019:

Assets:

The Company reported total assets of $1,129,601 and $1,082,546 as at June 30, 2019 and March 31, 2019, respectively. 66% of these total assets include intangible assets and 13% of total assets are comprised of accounts receivable of the Company. Our property and equipment include office equipment, computer equipment (Data Processing Equipment), furniture and fittings, web site developments and improvement to leasehold assets having a total net book value of $19,289 and $23,513 as at June 30, 2019 and March 31, 2019, respectively. Furthermore, our current assets as at March 31, 2019 totaled $312,875 and as at June 30, 2019, our current assets were $365,945. These current assets amounted to $365,945, comprised of cash of $8,853, accounts receivable of $149,831, prepaid and other current assets of $102,604 and accrued revenue of $104,657.

Liabilities:

The Company had total liabilities of $4,499,269 and $4,365,577 as at June 30, 2019 and March 31, 2019, respectively. Long term liabilities include balances owed to related parties which are outstanding for more than 12 months. Our current liabilities at March 31, 2019 totaled $2,914,909. We have seen an increase of 4% in current liabilities amounting to $129,636, making total current liabilities of $3,044,545 as at June 30, 2019. These mainly include short term third party debt, payroll liabilities, payable to related parties, deferred revenue, taxes payable, accrued liabilities and our day to day operational creditors.

Stockholder’s Deficit:

At March 31, 2019, the Company had stockholders’ deficit of $3,283,032. At June 30, 2019, the Company had stockholders’ deficit of $3,369,668, which represents an increase of $86,636.

The Company had 65,754,296 and 65,754,296 shares issued and outstanding at June 30, 2019 and March 31, 2019 respectively.

E. Liquidity and capital reserves:

The Company had loss from operations of $33,883 and $651,294 for the three months ended June 30, 2019 and 2018, respectively; a total other income (expense) amounting to $(44,075) and $(58,488) for the three months ended June 30, 2019 and 2018, respectively; and a net loss of $89,262 and $709,782 for the three months ended June 30, 2019 and 2018, respectively.

In summary, our cash flows for the three months ended June 30, 2019 and June 30, 2018 were as follows:

	June 30, 2019	June 30, 2018
Net cash provided by operating activities	$29,613	$4,519
Net cash used in investing activities	(28,275)	(68,018)
Net cash provided by financing activities	-	-

Since inception, we have financed our operations primarily through internally generated funds and the use of our lines of credit with several financial institutions. We had $8,853 in cash; net cash provided by operations of $29,613, for the three months ended June 30, 2019; working capital deficit of $2,678,600; and stockholders’ deficit of $3,369,668 as of June 30, 2019.

F. Milestones for next twelve months (2019-2020):

Our specific plan of operations and milestones through June 2020 are as follows:

a)	Geographical Expansion

We intend to market the software products online, thereby reaching new geographical locations where we do not have physical presence of partnerships.

b)	Market Expansion

Currently, we have clients in India, Indonesia, and Sri Lanka.

We intend to expand into new markets with enhanced software products. We hope to enter certain markets by way of appointing partners with the strategic fit to be able to promote the products in those markets in the more cost effective manner to the Company.

c)	Knowledge Capital, Learning and Innovation.

Our greatest strength is our human capital. We have the ability to continue to innovate and set trends within the industries in which we operate, due to our ability to innovate and create value in our products.

Our management intends to:

●	Continue to empower and create value for our human capital;

●	Encourage disruptive technologies;

●	Provide greater opportunities for knowledge sharing; and

●	Sponsor and motivate learning and adoption of new technologies.

d)	Infrastructure

We plan to expand our Global Support Center to cater to the increase in the online (Saas) customer base.

e)	Financial Performance

We intend to provide value for all our shareholders by:

●	Continuing to reengineer the operations to increase economy and efficiency, thereby increasing profitability;

●	Increasing free cash flow and efficiently managing the use of funds;

●	Raising capital for marketing of the software products;

●	Capitalizing and maximizing on the high growth opportunities in the market; and

●	Providing a robust and steady capital appreciation.

f)	Corporate Social Responsibility

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

DUO WORLD, INC.

Date: August 30, 2019	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 30, 2019	/s/ Suzannah Jennifer Samuel Perera
Suzannah Jennifer Samuel Perera
Chief Financial Officer
(Principal Accounting and Financial Officer)

