Form 10-Q
period 2019-09-30
DUO WORLD INC
filed 2019-11-13
CIK 1635136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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
Emerging growth company [X]

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 5, 2019, there were 67,754,296 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Duo World, Inc. and Subsidiaries

Consolidated Financial Statements

September 30, 2019

(Unaudited)

CONTENTS

Page(s)

Consolidated Balance Sheets - September 30, 2019 (unaudited) and March 31, 2019	F-3

Consolidated Statements of Operations and Comprehensive Income / (Loss) for the three and six months ended September 30, 2019 and September 30, 2018 (unaudited)	F-4

Consolidated Statements of Cash Flows for September 30, 2019 and September 30, 2018 (unaudited)	F-5

Consolidated Statement of Changes in Shareholders’ Deficit for the September 30, 2019 (unaudited) and March 31, 2019	F-6

Notes to the Consolidated Financial Statements (unaudited)	F-7 – F-22

Duo World, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2019	March 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$55,719	$2,698
Accounts receivable - trade	209,125	125,044
Prepaid expenses and other current assets	93,376	82,282
Accrued revenue	68,409	102,851
Total Current Assets	426,629	312,875

Non Current Assets
Property and equipment, net of accumulated depreciation of $229,082 and $226,882 respectively	13,791	23,513
Intangible assets, net	712,241	746,158
Total Non Current Assets	726,032	769,671

Total Assets	$1,152,661	$1,082,546

LIABILITIES and SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$557,408	$489,082
Payroll, employee benefits, severance	658,500	636,637
Short term borrowings	526,394	531,675
Due to related parties	844,261	824,991
Payable for acquisition	185,762	185,762
Taxes payable	158,630	157,171
Accruals and other payables	132,713	71,675
Lease creditors	6,549	10,921
Deferred revenue	59,631	6,995
Total Current liabilities	3,129,848	2,914,909

Long Term Liabilities
Due to related parties	1,344,208	1,345,968
Employee benefit obligation	75,274	104,700
Total Long Term liabilities	1,419,482	1,450,668

Total liabilities	$4,549,330	$4,365,577

Commitments and contingencies (Note 17)

Shareholders’ Deficit
Ordinary shares: $0.001 par value per share; 400,000,000 shares authorized; 65,754,296 and 65,754,296 shares issued and outstanding, respectively	$65,754	$65,754
Convertible series “A” preferred shares: $0.001 par value per share; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Additional paid in capital	11,543,336	11,543,336
Accumulated deficit	(15,361,981)	(15,163,357)
Accumulated other comprehensive income	351,222	266,235
Total shareholders’ deficit	(3,396,669)	(3,283,032)

Total Liabilities and Shareholders’ Deficit	$1,152,661	$1,082,546

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended,		For the six months ended,
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenue	$205,946	179,678	$384,097	328,881
Cost of revenue (exclusive of depreciation presented below)	(65,538)	(65,622)	(148,091)	(127,442)
Gross Income	140,408	114,056	236,006	201,439

Operating Expenses
General and administrative	97,050	102,679	179,888	213,919
Salaries and casual wages	32,726	66,716	68,437	144,926
Selling and distribution	1,897	2,885	7,774	5,568
Professional services - investment advisory	-	-	-	438,598
Depreciation	4,391	5,493	8,960	12,431
Amortization of web site development	482	440	967	886
Allowance for bad debts	19,572	77,279	19,572	177,841
Total operating expenses	156,118	255,492	285,598	994,169

Loss from operations	$(15,710)	(141,436)	$(49,592)	(792,730)

Other income (expenses):
Interest expense	$(47,441)	(45,578)	$(87,908)	(99,516)
Gain on disposals of property and equipment	193	14	193	14
Write back expenses	-	-	1,692	-
Other income	2,125	4,259	569	4,524
Bank charges	(942)	(829)	(2,465)	(1,559)
Exchange (loss) / gain	(30,405)	(23,018)	(32,625)	(27,103)
Total other income (expenses)	(76,470)	(65,152)	(120,544)	(123,640)

Loss before provision for income taxes:	$(92,180)	(206,588)	$(170,136)	(916,370)

Provision for income taxes	(17,182)	-	(28,486)	-

Net loss	$(109,362)	(206,588)	$(198,622)	(916,370)

Basic and Diluted Loss per Share	$(0.00)	(0.00)	$(0.00)	(0.00)

Basic and Diluted Weighted Average Number of Shares Outstanding	115,754,296	115,738,320	115,754,296	111,283,919

Comprehensive Income (Loss):
Unrealized foreign currency translation (loss) gain	$82,361	116,293	$84,969	155,072
Net loss	(109,362)	(206,588)	(198,622)	(916,370)
Comprehensive loss	$(27,001)	(90,295)	$(113,653)	(761,298)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended,
	September 30, 2019	September 30, 2018

Operating activities:
Loss before provision for income taxes	$(198,622)	$(916,370)

Adjustments to reconcile loss before provision for income taxes to cash provided by operating activities:

Depreciation and amortization	9,927	13,316
Bad debts	19,572	177,841
Gain on disposals of property and equipment	(193)	(14)
Previous period adjustments	-	(8,520)
Product development cost written off	52,313	41,080

Changes in assets and liabilities:

Accounts receivable - trade	(103,653)	(103,920)
Prepayments	23,347	495,632
Accounts payable	68,326	50,282
Payroll, employee benefits, severance	21,864	116,985
Short term overdraft	(5,281)	(99,434)
Due to related parties	19,269	118,506
Taxes payable	1,459	8,430
Lease creditor	(4,371)	(3,677)
Retirement benefit	(29,426)	(34,557)
Accruals and other payables	113,674	39,715
	$(11,796)	$(104,704)

Investing activities:

Acquisition of property and equipment	(912)	(886)
Sale proceeds of disposal of property and equipment	286	-
Intangible assets	(42,163)	(113,945)
Net cash used in investing activities	$(42,788)	$(114,831)

Financing activities:

Net cash provided by financing activities	$-	$-

Effect of exchange rate changes on cash	107,606	211,773

Net decrease in cash	$53,021	$(7,763)

Cash, beginning of period	2,698	25,798

Cash, end of period	$55,719	$18,035

Supplemental disclosure of cash flow information:
Cash paid for interest	(45,281)	(94,722)

Cash paid for income taxes	-	-

Supplemental disclosure of non-cash investing and financing activities:

Common shares issued for services received	-	-

The accompanying notes are an integral part of these consolidated financial statements

Duo World, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Deficit

	Common Share Capital		Preferred Share Capital		Additional Paid-in	Accumulated	Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

March 31, 2019	65,754,296	65,754	5,000,000	5,000	11,543,336	(15,163,357)	266,235	(3,283,032)

Net loss	-	-	-	-	-	(89,262)	-	(89,262)

Other comprehensive income	-	-	-	-	-	-	2,626	2,626

June 30, 2019	65,754,296	65,754	5,000,000	5,000	11,543,336	(15,252,619)	268,861	(3,369,668)

Net loss	-	-	-	-	-	(109,362)	-	(109,362)

Other comprehensive income	-	-	-	-	-	-	82,361	82,361

September 30, 2019	65,754,296	65,754	5,000,000	5,000	11,543,336	(15,361,981)	351,222	(3,396,669)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

September 30, 2019

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

On December 3, 2014, Duo Software (Pvt.) Limited (DSSL) and Duo Software Pte. Limited (DSS) executed a reverse recapitalization with Duo World Inc. (Duo). See Note 4. Duo (Successor) is a holding company that conducts operations through its wholly owned subsidiaries DSSL and DSS (Predecessors) in Sri Lanka, Singapore and India. The consolidated entity is referred to as “the Company”. The Company, having its development center in Colombo, has been in the space of developing products and services for the subscription-based industry. The Company’s applications (“DuoSubscribe”, “Facetone”, and “SmoothFlow”) provide solutions in the space of Customer Life Cycle Management, Subscriber Billing and Work Flow.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $198,622 and $916,370 for the six months ended September 30, 2019 and 2018, respectively; net cash provided by operations of $(11,796) and $(104,704) for the six months ended September 30, 2019 and 2018, respectively; working capital deficit of $ 2,703,219 and $2,602,035 as of September 30, 2019 and March 31, 2019, respectively; outstanding statutory dues towards employee provident fund and employee trust fund of $426,176 and $423,354 as of September 30, 2019 and March 31, 2019, respectively; and a stockholders´ deficit of $3,396,669 and $3,283,032 as of September 30, 2019 and March 31, 2019, respectively.

The revenue for the six months ended September 30, 2019 has increased by 17% when compared to the six months ended September 30, 2018 and the Company has entered into significant contracts with the clients for the products launched, and the management is confident that these projects shall generate sufficient revenues to offset the operating losses in the recent future.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2019 and March 31, 2019, there were no cash equivalents.

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

Enterprise software solutions– The Company distributes its software product ‘Facetone- hosted version” with third party telecommunication companies. It is a revenue model where the telecommunication provider hosts the Company’s software applications and makes them available to its customers over the Internet for a monthly subscription fee. The Company charges telecommunication providers a monthly license fee calculated according to number of licenses sold.

Cloud services- The Company sells its product Smoothflow as a “SaaS” product (Software-as-a-Service) and services are provided on a monthly subscription model.

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

For the six months ended September 30, 2019 and 2018, the Company received only cash as consideration for sale of licenses and related services rendered.

For the six months ended September 30, 2019 and 2018, the Company had the following concentrations of revenues with customers:

Customer	September 30, 2019	September 30, 2018

A	74.45%	58.92%
B	10.31%	20.36%
C	4.26%	6.86%
D	3.18%	1.41%
E	2.41%	2.54%
F	1.54%	1.80%
Other misc. customers	3.84%	8.11%
	100.00%	100.00%

For the six months ended September 30, 2019 and 2018, the Company had the following sales by products:

Product	September 30, 2019	September 30, 2018

DuoSubscribe	$310,425	$224,583
Facetone	60,832	92,596
Software hosting and reselling	11,106	11,558
Smoothflow	1,734	-
Development services	-	144
	$384,097	$328,881

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

Contract Balances

When the timing of revenue recognition differs from the timing of invoicing for contract with customers, differed revenue and accrued revenue/ unbilled accounts receivables are recognized by the Company. Revenue under Software Implementation contracts are invoiced on stages of completion as stipulates in the agreement and the revenue recognized when the performance obligations are met and customer sign the user acceptance test (UAT). The Company invoices software license fee and royalty fee at the end of the period according to the customer agreement and accrued revenue/ unbilled revenue is recognized for the relevant period. The maintenance fee is invoiced beginning of the period and the Company recognizes as deferred revenue in the financial statements and is ratably recognized over the period of service.

The Company recognized $39,603 revenue as at September 30, 2019 from the contract with LOLC as the performance obligations are completed in this year, and has a contract balance of $67,406 from the same customer as at September 30, 2019. The Company is waiting for the customer confirmation to deliver the balance of product and services.

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Refer to Note 5 for “Accounts receivables and Provision for doubtful debts”

Segment Information

The Company has determined that its Chief Executive Officer is its Chief Operating Decision Maker. The Company’s executive reviews financial information presented on a consolidated basis for the purposes of assessing the performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reportable segment.

Deferred Revenue - Deferred revenue represents advance payments for software licenses, services, and maintenance billed in advance of the time revenue is recognized. As at September 30, 2019 and March 31, 2019 the Company recognized deferred revenue $59,631 and $6,995, respectively.

Accrued Revenue/Unbilled Accounts Receivable - Accrued revenue/Unbilled accounts receivable primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period. As at September 30, 2019 and March 31, 2019, unbilled /accrued revenues were $68,409 and $102,851, respectively.

The Company had no contract liabilities and assets recognized for cost to fulfill a requirement of a customer as at September 30, 2019.

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

During the six months ended September 30, 2019 and 2018, product research and development cost of $42,163 and $113,945, respectively, were capitalized as “Intangible assets”.

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expenses were incurred during the six months ended September 30, 2019 and 2018.

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

Comprehensive Income

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from April 1, 2015 through September 30, 2019, includes only foreign currency conversion gains (losses), and is presented in the Company’s consolidated statements of comprehensive income.

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the periods ending on September 30, 2019 and March 31, 2019 were as follows:

Foreign Currency Translation Gains (losses)

Balance, March 31, 2019	$266,235
Translation rate gain (loss)	2,626
Balance, June 30, 2019	$268,861
Translation rate gain (loss)	82,361
Balance, September 30, 2019	$351,222

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

Note 5 – Accounts Receivable

Following is a summary of accounts receivable as At September 30, 2019 and March 31, 2019:

	September 30, 2019	March 31, 2019
Accounts receivable – trade	$251,759	$148,933
Less: Provision for doubtful debts	(42,634)	(23,899)
	$209,125	$125,044

As At September 30, 2019 and March 31, 2019, the Company had following concentrations of accounts receivables with customers:

Customer	September 30, 2019	March 31, 2019
A	49.42%	27.98%
B	11.15%	25.80%
C	28.25%	16.83%
D	0.00%	10.23%
E	1.83%	6.32%
F	5.01%	6.43%
Other receivables	4.34%	6.41%
	100.00%	100.00%

Note 6 – Prepaid Expenses and Other Current Assets

Following is a summary of prepaid expenses and other current assets as at September 30, 2019 and March 31, 2019:

	September 30, 2019	March 31, 2019
Security deposits	$44,708	$56,878
Prepayments	17,674	577
Supplier advance	12,196	8,108
ESC receivable	4,860	11,126
Travel advance	34	28
Other receivables	13,904	5,565
	$93,376	$82,282

Note 7– Property and Equipment

Following table illustrates net book value of property and equipment as at September 30, 2019 and March 31, 2019:

	September 30, 2019	March 31, 2019
Office equipment	$1,755	$1,812
Furniture & fittings	119,227	123,678
Computer equipment (data processing equipment)	89,807	91,814
Improvements to lease hold assets	18,133	18,729
Website development	13,951	14,362
	242,873	250,395
Accumulated depreciation and amortization	(229,082)	(226,882)
Net fixed assets	$13,791	$23,513

Depreciation and amortization expense for the six months ended September 30, 2019 and 2018 was $9,927 and $13,316, respectively.

Note 8 – Intangible assets

Intangible assets comprise of capitalization of certain costs pertaining to products development which meets the criteria as set forth above under Note 3. Following table illustrates the movement in intangible assets as at September 30, 2019 and March 31, 2019:

	September 30, 2019	March 31, 2019
Opening balance	$746,158	$732,939
Add: Costs capitalized during the period	42,163	171,416
Less: Amount written-off	(52,313)	(74,024)
Translational gain/ (loss)	(23,767)	(84,173)
Net Intangible Assets	$712,241	$746,158

Note 9 – Short-term borrowings

Following is a summary of short-term borrowings as at September 30, 2019 and March 31, 2019:

	September 30, 2019	March 31, 2019
PAN Asia Bank – short term overdraft	$406,644	$471,350
PAN Asia Bank – loan	84,110	-
Commercial Bank	31,068	45,950
Senkadagala Finance	4,572	14,375
	$526,394	$531,675

Bank overdraft facility, obtained from Pan Asia Banking Corporation PLC, contains an interest rate of 15.75% per annum for $180,666, 16.25% per annum for $116,738 and 16.39% per annum for $105,620.

Note 10 – Due to Related Parties

Due to Related Parties – Short term

From time to time, the Company receives advances from related parties such as management, directors or principal shareholders in the normal course of business. Loans and advances received from related parties are unsecured and non-interest bearing. Balances outstanding to these persons for less than 12 months are presented under current liabilities in the accompanying consolidated financial statements. As of September 30, 2019 and March 31, 2019, the Company owed directors $844,261 and $824,991, respectively.

Due to Related Parties – Long term

Balances outstanding to related parties for more than 12 months are presented under long-term liabilities in the accompanying consolidated financial statements. As of September 30, 2019 and March 31, 2019, the Company owed directors $1,344,208 and $1,345,968, respectively.

Note 11 – Taxes Payables

Taxes payable comprised of items listed below as at September 30, 2019 and March 31, 2019:

	September 30, 2019	March 31, 2019
PAYE	$155,633	$143,766
WHT payable	2,946	2,127
Vat payable	37	-
Stamp duty payable	14	17
Tax payable	-	11,261
	$158,630	$157,171

Note 12 – Accruals and Other Payables

Following is a summary of accruals and other payables as at September 30, 2019 and March 31, 2019:

	September 30, 2019	March 31, 2019
Share application money	$99,940	$-
Audit fee payable	14,788	1,770
Accruals	14,065	49,114
Accrued interest	3,792	3,090
Other payables	128	17,700
	$132,713	$71,675

Note 13 – Cost of Revenue

Following is the summary of cost of revenue for the six months ending September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Product development cost written off	$52,313	$40,028
Support services	50,786	42,492
Implementation cost	33,407	23,590
Purchases/ hosted servers	8,095	15,855
Consultancy and contract basis employees	2,720	-
Development services	-	2,532
Other external services	770	2,945
	$148,091	$127,442

Note 14 – General and Administrative Expenses

Following is the summary of general and administrative expenses for the six months ending September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Directors remuneration	$65,786	$73,049
EPF	7,706	5,134
ETF	1,156	1,283
Vehicle allowance	9,801	16,619
Investor relations	10,652	398
Office rent	10,187	26,809
Consulting fee	10,027	-
Legal fees	9,173	10,376
Penalties / late payment charges	6,275	1,643
Professional fees	6,148	3,820
Other professional services	4,007	7,902
Internet charges	4,244	6,032
OTC market fee	5,416	6,000
Gratuity	4,025	-
Audit fee	3,933	2,643
Electricity charges	3,445	5,919
Expenses write-off	3,602	-
Office maintenance	1,943	5,930
Telephone charges	2,847	4,231
Staff welfare	1,933	3,710
Irrecoverable tax	1,862	20,331
Filling fee and subscription	1,521	1,460
Transfer agent fees	1,050	150
Software rentals	643	5,596
Computer maintenance	727	1,599
Security charges	-	1,034
Travelling expense	-	560
Printing and stationery	276	323
Office expenses	-	358
Courier and postage	443	420
Insurance expense	91	-
Secretarial fees	328	334
Stamp duty expenses	2	6
Other expenses	639	250
	$179,888	$213,919

Note 15 – Selling and Distribution Expenses

Following is the summery of selling and distribution expenses for the six months ending September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Vehicle hire charges	$2,692	$2,989
Vehicle running expense	686	2,579
Marketing expenses	4,033	-
Travel expenses	363	-
	$7,774	$5,568

Note 16 - Equity

(A) Common Stock

As at September 30, 2019, the Company had 400,000,000 authorized common shares having a par value of $0. 001. The common shares have been designated with the following rights:

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

During the six months ended September 30, 2019, the Company has not issued common shares:

(B) Preferred Stock

As at September 30, 2019, the Company had 10,000,000 authorized series “A” preferred shares having a par value of $0.001 per share.

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

The Company entered into a lease commitment for its Sri Lanka office amounting to $36,689 with Ms. Praveena Sujeevan on November 1, 2018 for a period of 2 years.

Guarantees and security deposits provided by the company existed on the balance sheet date are as follows:

Date	Description	Amount
7/31/2014	Guarantee for SLT	472
8/10/2015	Guarantee for LOLC	1,334
5/23/2018	Rent deposit for Delhi apartment	1,289
7/17/2018	Security deposit- Senkadagala Finance	27,795
7/18/2018	Guarantee for Amana bank	530
9/10/2018	Guarantee for ICTA	1,668
10/9/2018	Rent deposit for office space	9,172
10/14/2019	Security deposit for CEB	834
10/21/2019	Security deposit for CEB	333
		$43,427

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

Our MD&A is comprised of the following sections:

A.	Business Overview

B.	Critical Accounting Policies

C.	Results of operations for the three months ended September 30, 2019 and September 30, 2018

D.	Results of operations for the six months ended September 30, 2019 and September 30, 2018

E.	Financial condition as at March 31, 2019 and September 30, 2019

F.	Liquidity and capital reserves

G.	Milestones for next twelve months

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

DuoSubscribe

“DuoSubscribe” is a solution for Subscriber Management and Billing. With over a decade of experience in developing applications for these sectors and having vast amount of domain knowledge on how these sector operate, DuoSubscribe is eminently capable of meeting the complex and rigorous demands of businesses around the world.

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

C. Results of operations for the three months ended September 30, 2019 and September 30, 2018:

The Company had revenues amounting to $205,946 and $179,678, respectively, for three months ended September 30, 2019 and September 30, 2018. Following is a breakdown of revenues for both periods:

	September 30, 2019	September 30, 2018	Changes

DuoSubscribe	$149,212	$140,510	$8,702
Facetone	50,148	31,948	18,200
Software hosting and reselling	5,727	5,484	243
Smoothflow	859	-	859
Development services	-	1,736	(1,736)
	$205,946	$179,678	$26,268

Total revenue for the three months ended September 30, 2019 increased by 15% when compared to September 30, 2018.

Revenue generated from Facetone increased by $18,200 for the three months ended September 30, 2019 when compared to the same period in 2018, due to new implementations fee invoiced for the customers.

Revenue from DuoSubscribe increased for the three months ended September 30, 2019 when compared to the same period in 2018. Increase in DuoSubscribe revenue is due to the additional revenue generated from development projects.

For the three months ended September 30, 2019 and September 30, 2018, the Company had the following concentrations of revenues with customers:

Customer	September 30, 2019	September 30, 2018

A	64.22%	66.21%
B	17.55%	14.15%
C	6.19%	5.25%
D	4.61%	1.44%
Other misc. customers	7.43%	12.95%
	100%	100%

The total cost of sales amounted to $65,538 and $65,622 for the three months ended September 30, 2019 and September 30, 2018, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	September 30, 2019	September 30, 2018	Changes
Product development cost written off	$25,024	$20,492	$4,532
Support services	21,545	21,973	(428)
Development and implementation cost	15,119	13,604	1,515
Purchases/ hosted servers	3,696	6,242	(2,546)
Other external services	154	2,921	(2,767)
Cost of development services	-	391	(391)
	$65,538	$65,622	$(84)

The gross income for the three months ended September 30, 2019 and September 30, 2018 amounted to $140,407 and $114,056, respectively, recording an increase of $26,352.

The total operating expenditure amounted to $156,118 and $255,492 for the three months ended September 30, 2019 and September 30, 2018, respectively. Operating expenditure declined by 39% during the three months ended September 30, 2019 when compared to the operating expenditure of the same period in 2018. The following table sets forth the Company’s operating expenditure analysis for both periods:

	September 30, 2019	September 30, 2018	Changes
General and administrative expenses	$97,050	$102,679	$(5,629)
Salaries and benefits	32,726	66,716	(33,990)
Selling and distribution expenses	1,897	2,885	(988)
Depreciation	4,391	5,493	(1,102)
Amortization of web site development	482	440	42
Allowance for bad debts	19,572	77,279	(57,707)
Total operating expenses	$156,118	$255,492	$(99,374)

Following are the main reasons for the variances in operating expenses of the Company:

General and Administrative Cost

During the three months ended September 30, 2019, general and administrative cost marginally declined by $5,629 when compared to the same period in 2018.

Salaries and benefits

Salaries and benefits decreased by $33,990 during the three months ended September 30, 2019 as there was a reduction in the total number of staff when compared to the same period in 2018. Duo’s move towards outsourcing of non-core activities and shifting towards contract employment lead to a general decrease in the number of permanent staff, and increase in the overall efficiency in the operations of the company.

Selling and distribution

Marketing expenses decreased during the period ended September 30, 2019 when compared to the same period in 2018.

Depreciation and Amortization expense

Depreciation and amortization expense recorded a slight decrease of $1,060 during the three months ended September 30, 2019, when compared to the three months ended September 30, 2018.

Allowance for bad debts

During the three months ended September 30, 2019, the bad debts provision decreased by 75% when compared to the same period in September 2018.

The reduction in overheads amounting to $99,374 made by the Company during the three months ended September 30, 2019 led to a significant decrease of 89% in loss from operations, when compared to the operations loss recorded in September 30, 2018.

The Company’s other income and (expense) for the three months ended September 30, 2019 and September 30, 2018 amounted to $(76,470) and $(65,152), respectively. The following table sets forth the Company’s other income and (expense) analysis for both periods:

	September 30, 2019	September 30, 2018	Changes
Other income	$2,125	$4,259	$(2,134)
Gain on disposals of property and equipment	193	14	179
Bank charges	(942)	(829)	(113)
Exchange gain / (loss)	(30,405)	(23,018)	(7,387)
Interest expense	(47,441)	(45,578)	(1,863)
Total other expenses	$(76,470)	$(65,152)	$(11,318)

Other expenditures increased by $11,318 in the three months ended September 30, 2019, when compared to the three months ended September 30, 2018. The main reason for this increase was the increase in exchange loss and reduction in other income.

The loss before provision for income taxes for the three months ended September 30, 2019 and September 30, 2018 amounted to $92,180 and $206,588, respectively.

The net loss for the three months ended September 30, 2019 and September 30, 2018 amounted to $109,362 and $206,588, respectively.

The Company’s comprehensive loss for the three months ended September 30, 2019 and September 30, 2018 amounted to $27,001 and $90,295, respectively.

Comprehensive Income / (Loss):	September 30, 2019	September 30, 2018
(Loss) / gain on foreign currency translation	$82,361	$116,293
Net loss	(109,362)	(206,588)
Comprehensive loss	$(27,001)	$(90,295)

At September 30, 2019 and March 31, 2019, the Company had 65,754,296 and 65,754,296 common shares issued and outstanding, respectively. The weighted average number of shares for the three months ended September 30, 2019 and, 2018 was 65,754,296 and 65,738,320, respectively. The loss per share for both periods was $(0.00) per share and $(0.00) per share, respectively.

D. Results of operations for the six months ended September 30, 2019 and September 30, 2018:

The Company had revenues amounting to $384,097 and $328,881, respectively, for six months ended September 30, 2019 and September 30, 2018. Following is a breakdown of revenues for both periods:

	September 30, 2019	September 30, 2018	Changes

Duo Subscribe	$310,425	$224,583	$85,842
Facetone	60,832	92,596	(31,764)
Software hosting and reselling	11,106	11,558	(452)
Smoothflow	1,734	-	1,734
Development services	-	144	(144)
	$384,097	$328,881	$55,216

Total revenue for the six months ended September 30, 2019 Increased by 17% when compared to six months ended September 30, 2018. This increase is mainly due to the gain in revenue generated by DuoSubscribe and Smoothflow.

For the six months ended September 30, 2019 and September 30, 2018, the Company had the following concentrations of revenues with customers:

Customer	September 30, 2019	September 30, 2018

A	74.45%	58.92%
B	10.31%	20.36%
C	4.26%	6.86%
D	3.18%	1.41%
Other misc. customers	7.80%	12.45%
	100%	100%

The total cost of sales amounted to $148,091 and $127,442 for the six months ended September 30, 2019 and 2018, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	September 30, 2019	September 30, 2018	Change

Product development cost written off	$52,313	$40,028	$12,285
Support services	50,786	42,492	8,294
Implementation and onsite support cost	33,407	23,590	9,817
Purchases (Server space)	8,095	15,855	(7,760)
Consultancy, contract basis employee cost	2,720	-	2,720
Development services	-	2,532	(2,532)
Other external services	770	2,945	(2,175)
Total cost of sales	$148,091	$127,442	$20,649

Cost of sales increased by 16% during the six months ended September 30, 2019 when compared to the six months ended September 30, 2018. Increase in the product development cost written off and implementation and onsite support cost were the main contributors to the increase in cost of sales.

The gross income for the six months ended September 30, 2019 and 2018 amounted to $236,006 and $201,439, respectively.

The total operating expenditures amounted to $285,598 and $994,169 for the six months ended September 30, 2019 and 2018, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods

	September 30, 2019	September 30, 2018	Change

General and administrative	$179,888	$213,919	$(34,031)
Salaries and benefits	68,437	144,926	(76,489)
Selling and distribution	7,774	5,568	2,206
Professional services - investment advisory	-	438,598	(438,598)
Depreciation	8,960	12,431	(3,471)
Amortization of web site development	967	886	81
Allowance for bad debts	19,572	177,842	(158,270)
Total operating expenses	$285,598	$994,169	$(708,571)

Following are the main reasons for the variances in operating expenses of the Company:

General and Administrative Cost

The general and administrative expenditure significantly decreased by 16% in the six months ended September 30, 2019 when compared with six months ended September 30, 2018. The main reason for the decrease is due to the reduction in dispensable expenses.

Salaries and benefits

Salaries and benefits decreased by $76,489 during the six months ended September 30, 2019 as the total number of staff was reduced when compared to the same period in 2018. The Company moved toward outsourcing of non-core activities and this lead to a decrease in the number of permanent staff.

Selling and distribution

There is a increase of 40% on account of expenditure incurred for selling and distribution activities during the six months ended September 30, 2019, when compared with the six months ended September 30, 2018

Professional services – Investment advisory

Company incurred a cost of $438,598 for the six months ended September 30, 2018 on account of agreement signed in July 2017, for investment advisory services over a period of one year.

Depreciation and amortization of web site development

Depreciation and amortization expense has decreased by $3,390 during the six months ended September 30, 2019, when compared to the six months ended September 30, 2018.

Allowance for bad debts

Allowance for bad debts decreased by $158,270 during the six months ended September 30, 2019 when compared to the six months ended September 30, 2018.

The loss from operations for the six months ended September 30, 2019 and 2018 amounted to $49,592 and $792,730, respectively.

The Company’s other income and (expenses) for the six months ended September 30, 2019 and 2018 amounted to $(120,544) and $(123,640), respectively. The following table sets forth the Company’s other income and (expenses) analysis for both periods:

	September 30, 2019	September 30, 2018	Change

Interest expense	$(87,908)	$(99,516)	$11,608
Gain on disposals of property and equipment	193	14	179
Write back expenses	1,692	-	1,692
Other income	569	4,524	(3,954)
Bank charges	(2,465)	(1,559)	(906)
Exchange (loss) / gain	(32,625)	(27,103)	(5,522)
Total other income (expenses)	$(120,544)	$(123,640)	$3,096

Other expenses decreased by $3,096, during the six months ended September 30, 2019, when compared with the six months ended September 30, 2018. This decrease was mainly due to the decrease in interest expense during the six months ended September 30, 2018.

The loss before provision for income taxes for the six months ended September 30, 2019 and 2018 amounted to $170,136 and $916,370, respectively.

The net loss for the six months ended September 30, 2019 and 2018 amounted to $198,622 and $916,370, respectively.

The Company’s comprehensive loss for the six months ended September 30, 2019 and 2018 amounted to $113,653 and $761,298, respectively.

Comprehensive Loss:	September 30, 2019	September 30, 2018
Unrealized foreign currency translation (loss)\ gain	$84,969	$155,072
Net loss	(198,622)	(916,370)
Comprehensive loss	$(113,653)	$(761,298)

At September 30, 2019 and March 31, 2019, the Company had 65,754,296 and 65,754,296 common shares issued and outstanding, respectively. The weighted average number of shares for the six months ended September 30, 2019 and September 30, 2018 was 65,754,296 and 61,283,919, respectively. The loss per share for both periods was $(0.00) per share and $(0.00) per share, respectively.

E. Financial condition as at September 30, 2019 and March 31, 2019:

Assets:

The Company reported total assets of $1,152,661 and $1,082,546 as at September 30, 2019 and March 31, 2019, respectively. 62% of these total assets include intangible assets and 18% of total assets are comprised of accounts receivable of the Company. Our property and equipment include office equipment, computer equipment (Data Processing Equipment), furniture and fittings, web site developments and improvement to leasehold assets having a total net book value of $13,791 and $23,513 as at September 30, 2019 and March 31, 2019, respectively. Furthermore, our current assets as at March 31, 2019 totaled $312,875 and as at September 30, 2019, our current assets were $426,629. These current assets amounted to $426,629, comprised of cash of $55,719, accounts receivable of $209,125, prepaid and other current assets of $93,376 and accrued revenue of $68,409.

Liabilities:

The Company had total liabilities of $4,549,330 and $4,365,577 as at September 30, 2019 and March 31, 2019, respectively. Long term liabilities include balances owed to related parties which are outstanding for more than 12 months. Our current liabilities at March 31, 2019 totaled $2,914,909. We have seen an increase of 7% in current liabilities amounting to $214,939, making total current liabilities of $3,129,848 as at September 30, 2019. These mainly include short term third party debt, payroll liabilities, payable to related parties, deferred revenue, taxes payable, accrued liabilities and our day to day operational creditors.

Stockholder’s Deficit:

At March 31, 2019, the Company had stockholders’ deficit of $3,283,032. At September 30, 2019, the Company had stockholders’ deficit of $3,396,669 which represents an increase of 3.5%.

The Company had 65,754,296 and 65,754,296 shares issued and outstanding at September 30, 2019 and March 31, 2019, respectively.

F. Liquidity and capital reserves:

The Company had loss from operations of $15,710 and $141,436 for the three months ended September 30, 2019 and 2018, respectively; a total other income (expense) amounting to $(76,470) and $(65,152) for the three months ended September 30, 2019 and 2018, respectively; and a net loss of $109,362 and $206,588 for the three months ended September 30, 2019 and 2018, respectively.

In summary, our cash flows for the six months ended September 30, 2019 and September 30, 2018 were as follows:

	September 30, 2019	September 30, 2018
Net cash provided by operating activities	$(11,796)	$(104,704)
Net cash used in investing activities	(42,788)	(114,831)
Net cash provided by financing activities	-	-

Since inception, we have financed our operations primarily through internally generated funds and the use of our lines of credit with several financial institutions. We had $55,719 in cash; net cash provided by operations of $(11,796), for the six months ended September 30, 2019; working capital deficit of $2,703,219; and stockholders’ deficit of $3,396,669 as of September 30, 2019.

G. Milestones for next twelve months (2019-2020):

Our specific plan of operations and milestones through September 2020 are as follows:

1)	Product Development and Launch:

We intend to market the software products online, thereby reaching new geographical locations where we do not have physical presence of partnerships.

2)	Expansion:

a)	Geographical Expansion

We intend to market the software products online, thereby reaching new geographical locations where we do not have physical presence or partnerships.

b)	Market Expansion

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

Our management intends to:

●	Continue to empower and create value for our human capital;

●	Encourage disruptive technologies;

●	Provide greater opportunities for knowledge sharing; and

●	Sponsor and motivate learning and adoption of new technologies.

d)	Infrastructure

We plan to increase our infrastructure in order to:

●	Facilitate the increase in software development teams supporting R&D and product development;

●	Expand our global support center to cater to the increase in customer base, and increase in our product lines;

●	Set up a smaller software development center outside of Sri Lanka, which would also be used as a disaster recovery center in the event our development center in Sri Lanka becomes incapacitated due to unforeseen events.

e)	Financial Performance

We intend to provide value for all our shareholders by:

●	Continuing to increase revenue, efficiently manage operations and break-even.

●	Increasing free cash flow and efficiently managing the use of funds;

●	Raising capital and marketing the software products;

●	Capitalizing and maximizing on the high growth opportunities in the market; and

●	Providing robust and steady capital appreciation.

f)	Corporate Social Responsibility

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company issued 2,000,000 shares to a shareholder in October 2019.

The above securities were issued by the Company in reliance on the exemption from registration provided by Section 4.(a)(2) of the Securities Act of 1933, as amended and/or the exclusion from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder.

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

DUO WORLD, INC.

Date: November 13, 2019	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2019	/s/ Suzannah Jennifer Samuel Perera
Suzannah Jennifer Samuel Perera
Chief Financial Officer
(Principal Accounting and Financial Officer)

