Form 10-Q
period 2019-12-31
DUO WORLD INC
filed 2020-02-13
CIK 1635136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

Securities registered pursuant to Section 12(b) of the Act:

None

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 7, 2019, there were 67,754,296 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Duo World, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2019

(Unaudited)

CONTENTS

Page(s)

Consolidated Balance Sheets - December 31, 2019 (unaudited) and March 31, 2019	F-3

Consolidated Statements of Operations and Comprehensive Income / (Loss) for the three and nine months ended December 31, 2019 and December 31, 2018 (unaudited)	F-4

Consolidated Statements of Cash Flows for December 31, 2019 and December 31, 2018 (unaudited)	F-5

Consolidated Statement of Changes in Shareholders’ Deficit for the December 31, 2019 (unaudited) and March 31, 2019	F-6

Notes to the Consolidated Financial Statements (unaudited)	F-7 – F-21

Duo World, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2019	March 31, 2019
	(Un-audited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$14,483	$2,698
Accounts receivable – trade	172,076	125,044
Prepaid expenses and other current assets	77,410	82,282
Accrued revenue	95,738	102,851
Total Current Assets	359,707	312,875

Non Current Assets
Property and equipment, net of accumulated depreciation of $232,612 and $226,882 respectively	9,080	23,513
Intangible assets, net	692,630	746,158
Total Non Current Assets	701,710	769,671

Total Assets	$1,061,417	$1,082,546

LIABILITIES and SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$554,923	$489,082
Payroll, employee benefits, severance	606,706	636,637
Short term borrowings	513,863	531,675
Due to related parties	903,955	824,991
Payable for acquisition	185,762	185,762
Taxes payable	166,901	157,171
Accruals and other payables	62,023	71,675
Lease creditors	4,797	10,921
Deferred revenue	10,292	6,995
Total Current liabilities	3,009,222	2,914,909

Long Term Liabilities
Due to related parties	1,343,875	1,345,968
Employee benefit obligation	76,252	104,700
Total Long Term liabilities	1,420,127	1,450,668
Total liabilities	$4,429,349	$4,365,577

Commitments and contingencies (Note 17)

Shareholders’ Deficit
Ordinary shares: $0.001 par value per share; 400,000,000 shares authorized; 67,754,296 and 65,754,296 shares issued and outstanding, respectively	$67,754	$65,754
Convertible series “A” preferred shares: $0.001 par value per share; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Additional paid in capital	11,641,336	11,543,336
Accumulated deficit	(15,408,233)	(15,163,357)
Accumulated other comprehensive income	326,211	266,235
Total shareholders’ deficit	(3,367,932)	(3,283,032)

Total Liabilities and Shareholders´ Deficit	$1,061,417	$1,082,546

The accompanying notes are an integral part of these consolidated financial statements

Duo World, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended,		For the nine months ended,
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018

Revenue	$177,068	150,199	$561,165	479,080
Cost of revenue (exclusive of depreciation presented below)	(57,278)	(57,658)	(205,369)	(185,101)
Gross Income	119,790	92,541	355,796	293,979

Operating Expenses
General and administrative	80,943	82,579	260,831	276,421
Salaries and casual wages	28,834	53,392	97,271	198,319
Selling and distribution	1,829	9,238	9,604	14,807
Professional services - investment advisory	-	-	-	438,598
Depreciation	4,169	4,796	13,129	17,227
Amortization of web site development	476	432	1,443	1,317
Allowance for bad debts	5,369	121,509	24,941	299,350
Total operating expenses	121,620	271,946	407,219	1,246,038

Loss from operations	$(1,830)	(179,406)	$(51,424)	(952,059)

Other income (expenses):
Interest expense	$(44,226)	(58,428)	$(132,135)	(157,944)
Gain on disposals of property and equipment	380	-	573	14
Write back expenses	-	-	1,692	4,360
Other income	56	38	625	203
Bank charges	(680)	(709)	(3,146)	(2,268)
Exchange (loss) / gain	12,225	(13,372)	(20,399)	(40,475)
Total other income (expenses)	(32,245)	(72,471)	(152,790)	(196,110)

Loss before provision for income taxes:	$(34,075)	(251,876)	$(204,213)	(1,148,169)

Tax expense:
Provision for income taxes	-	-	-	-
Foreign taxes- withheld	(12,177)	(11,861)	(40,663)	(31,939)

Net loss	$(46,252)	(263,738)	$(244,876)	(1,180,108)

Basic and Diluted Loss per Share	$(0.00)	(0.00)	$(0.00)	(0.01)

Basic and Diluted Weighted Average Number of Shares Outstanding	117,689,079	115,738,321	117,107,023	112,774,120

Comprehensive Income (Loss):
Unrealized foreign currency translation (loss) gain	$(25,011)	135,617	$59,976	290,689
Net loss	(46,252)	(263,738)	(244,876)	(1,180,108)
Comprehensive loss	$(71,263)	(128,120)	$(184,900)	(889,418)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the nine months ended,
	December 31, 2019	December 31, 2018
Operating activities:
Loss before provision for income taxes	$(244,876)	$(1,180,108)

Adjustments to reconcile loss before provision for income taxes to cash provided by operating activities:
Depreciation and amortization	14,572	18,544
Bad debts	24,941	299,350
Gain on disposals of property and equipment	-	(14)
Previous period adjustments	-	(8,520)
Product development cost written off	75,368	58,783

Changes in assets and liabilities:

Accounts receivable – trade	(71,973)	(115,699)
Prepayments	11,985	497,825
Accounts payable	65,841	24,674
Payroll, employee benefits, severance	(29,930)	88,022
Short term borrowings	(17,813)	(123,188)
Due to related parties	78,964	189,475
Taxes payable	9,730	8,669
Lease creditor	(6,124)	(6,071)
Retirement benefit	(28,448)	(53,206)
Accruals and other payables	(6,355)	22,649
	$(124,118)	$(278,814)

Investing activities:

Acquisition of property and equipment	(913)	(3,246)
Sale proceeds of disposal of property and equipment	445	-
Intangible assets	(45,114)	(145,822)

Net cash used in investing activities	$(45,582)	$(149,068)

Financing activities:
Proceeds from issuance of common stock	100,000	-

Net cash provided by financing activities	$100,000	$-

Effect of exchange rate changes on cash	81,485	411,578

Net increase/(decrease) in cash	$11,785	$(16,305)
Cash, beginning of period	2,698	25,798
Cash, end of period	$14,483	$9,493

The accompanying notes are an integral part of these consolidated financial statements

Duo World, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Deficit

For the three months ended December 31, 2019

					Additional		Other	Total
	Common Share Capital		Preferred Share Capital		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

September 30, 2019	65,754,296	65,754	5,000,000	5,000	11,543,336	(15,361,981)	351,222	(3,396,669)

Stock issued	2,000,000	2,000	-	-	98,000	-	-	100,000

Net loss	-	-	-	-	-	(46,252)	-	(46,252)

Other comprehensive income	-	-	-	-	-	-	(25,011)	(25,011)

December 31, 2019	67,754,296	67,754	5,000,000	5,000	11,641,336	(15,408,233)	326,211	(3,367,932)

Duo World, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Deficit

For the nine months ended December 31, 2019

					Additional		Other	Total
	Common Share Capital		Preferred Share Capital		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

March 31, 2019	65,754,296	65,754	5,000,000	5,000	11,543,336	(15,163,357)	266,235	(3,283,032)

Stock issued	2,000,000	2,000	-	-	98,000	-	-	100,000

Net loss	-	-	-	-	-	(244,876)	-	(244,876)

Other comprehensive income	-	-	-	-	-	-	59,976	59,976

December 31, 2019	67,754,296	67,754	5,000,000	5,000	11,641,336	(15,408,233)	326,211	(3,367,932)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2019

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

On December 03, 2014, Duo Software (Pvt.) Limited (DSSL) and Duo Software Pte. Limited (DSS) executed a reverse recapitalization with Duo World Inc. (Duo). See Note 4. Duo (Successor) is a holding company that conducts operations through its wholly owned subsidiaries DSSL and DSS (Predecessors) in Sri Lanka, Singapore and India. The consolidated entity is referred to as “the Company”. The Company, having its development center in Colombo, has been in the space of developing products and services for the subscription-based industry. The Company’s applications (“Duo Subscribe”, “Facetone”, and “Smoothflow”) provide solutions in the space of Customer Life Cycle Management, Subscriber Billing and Work Flow.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $244,876 and $1,180,108 for the nine months ended December 31, 2019 and 2018, respectively; net cash provided by operations of $(124,118) and $(278,814) for the nine months ended December 31, 2019 and 2018, respectively; working capital deficit of $2,649,515 and $2,602,035 as of December 31, 2019 and March 31, 2019, respectively; outstanding statutory dues towards employee provident fund and employee trust fund of $425,882 and $423,354 as of December 31, 2019 and March 31, 2019, respectively; and a stockholders´ deficit of $3,367,932 and $3,283,032 as of December 31, 2019 and March 31, 2019, respectively.

The revenue for the nine months ended December 31, 2019 has increased by 17% when compared to the nine months ended December 31, 2018. With the increasing trend in revenue, management is confident that the Company shall generate sufficient revenues to offset the operating losses in the recent future.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2019 and March 31, 2019, there were no cash equivalents.

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

For the nine months ended December 31, 2019 and 2018, the Company received only cash as consideration for sale of licenses and related services rendered.

For the nine months ended December 31, 2019 and 2018, the Company had following concentrations of revenues with customers:

Customer	December 31, 2019	December 31, 2018

A	74.78%	65.00%
B	7.65%	15.16%
C	6.37%	1.50%
D	3.35%	6.80%
E	2.29%	2.68%
F	1.58%	1.95%
Other misc. customers	3.98%	6.91%
	100.00%	100.00%

For the nine months ended December 31, 2019 and 2018, the company had following sales by products:

Product	December 31, 2019	December 31, 2018

DuoSubscribe	$450,779	$362,921
Facetone	92,174	99,407
Software hosting and reselling	15,631	16,609
Smooth flow	2,581	-
Development services	-	143
	$561,165	$479,080

Significant Judgments

The Company’s contract with customers includes multiple Software products and services to deliver and in most contracts the price of the separately identifiable features are stated separately. In the event the price of the multiple product and services are not mentioned in the agreement the Company allocate transaction price estimating the standalone selling price of the promised Products and the services. The determination of standalone selling price for each performance obligation requires judgments. The Company determines standalone selling price for performance obligations based on overall pricing strategies, which consider market in which the company operates, historical data analysis, number of users of the product or services, size of the customer and the market price of the hardware used.

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

The Company recognized $42,942 revenue as at December 31, 2019 from the contract with LOLC as the performance obligations are completed in this year, and has a contract balance of $67,492 from the same customer as at December 31, 2019. The Company is waiting for the customer confirmation to deliver the balance of product and services.

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

Deferred Revenue - Deferred revenue represents advance payments for software licenses, services, and maintenance billed in advance of the time revenue is recognized. As at December 31, 2019 and March 31, 2019, the Company recognized deferred revenue $10,292 and $6,995, respectively.

Accrued Revenue/Unbilled Accounts Receivable - Accrued revenue/Unbilled accounts receivable primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period. As at December 31, 2019 and March 31, 2019, unbilled /accrued revenues were $95,738 and $102,851, respectively.

The Company had no contract liabilities and assets recognized for cost to fulfill a requirement of a customer as at December 31, 2019.

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

During the Nine months ended December 31, 2019 and 2018, product research and development cost of $45,114 and $145,822, respectively, were capitalized as “Intangible assets”.

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expenses were incurred during the nine months ended December 31, 2019 and 2018.

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

Comprehensive Income

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from April 1, 2015 through December 31, 2019, includes only foreign currency conversion gains (losses), and is presented in the Company’s consolidated statements of comprehensive income.

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the periods ending on December 31, 2019 and March 31, 2019 were as follows:

Foreign Currency Translation Gains (losses)

Balance, March 31, 2019	$266,235
Translation rate gain (loss)	2,626
Balance, June 30, 2019	$268,861
Translation rate gain (loss)	82,361
Balance, September 30, 2019	$351,222
Translation rate gain (loss)	(25,011)
Balance, December 31, 2019	$326,211

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

Note 5 – Accounts Receivable

Following is a summary of accounts receivable as at December 31, 2019 and March 31, 2019:

	December 31, 2019	March 31, 2019
Accounts receivable – trade	$220,231	$148,933
Less: Provision for doubtful debts	(48,155)	(23,889)
	$172,076	$125,044

As at December 31, 2019 and March 31, 2019, the Company had following concentrations of accounts receivables with customers:

Customer	December 31, 2019	March 31, 2019
A	32.60%	16.83%
B	27.23%	27.98%
C	20.05%	0.52%
D	12.18%	25.80%
E	0.00%	10.23%
F	2.22%	6.32%
G	0.00%	6.43%
Other receivables	5.72%	5.90%
	100.00%	100.00%

Note 6 – Prepaid Expenses and Other Current Assets

Following is a summary of prepaid expenses and other current assets as at December 31, 2019 and March 31, 2019:

	December 31, 2019	March 31, 2019
Security deposits	48,016	56,878
Prepayments	7,422	577
Supplier advance	12,769	8,108
ESC receivable	4,866	11,126
Travel advance	4	28
Other receivables	4,333	5,565
	77,410	82,282

Note 7– Property and Equipment

Following table illustrates net book value of property and equipment as at December 31, 2019 and March 31, 2019:

	December 31, 2019	March 31, 2019
Office equipment	$1,757	$1,812
Furniture & fittings	117,891	123,678
Computer equipment (data processing equipment)	89,921	91,814
Improvements to lease hold assets	18,157	18,729
Website development	13,966	14,362
	241,692	250,395
Accumulated depreciation and amortization	(232,612)	(226,882)
Net fixed assets	$9,080	$23,513

Depreciation and amortization expense for the nine months ended December 31, 2019 and 2018 was $14,572 and $18,544, respectively.

Note 8 – Intangible assets

Intangible assets comprise of capitalization of certain costs pertaining to products development which meets the criteria as set forth above under Note 3. Following table illustrates the movement in intangible assets as at December 31, 2019 and March 31, 2019:

	December 31, 2019	March 31, 2019
Opening balance	$746,158	$732,939
Add: Costs capitalized during the period	45,114	171,416
Less: Amount written-off	(75,368)	(74,024)
Translational gain/ (loss)	(23,274)	(84,173)
Net Intangible Assets	$692,630	$746,158

Note 9 – Short-term borrowings

Following is a summary of short-term borrowings as at December 31, 2019 and March 31, 2019:

	December 31, 2019	March 31, 2019
PAN Asia Bank – Short term overdraft	$412,993	$471,350
PAN Asia Bank – Loan	65,841	-
Commercial Bank	31,843	45,950
Senkadagala Finance	3,186	14,375
	$513,863	$531,675

Bank overdraft facility, obtained from Pan Asia Banking Corporation PLC, contains an interest rate of 15.75% per annum for $180,897, 16.25% per annum for $116,887 and 16.39% per annum for $105,755.

Note 10 – Due to Related Parties

Due to Related Parties – Short term

From time to time, the Company receives advances from related parties such as management, directors or principal shareholders in the normal course of business. Loans and advances received from related parties are unsecured and non-interest bearing. Balances outstanding to these persons for less than 12 months are presented under current liabilities in the accompanying consolidated financial statements. As of December 31, 2019 and March 31, 2019, the Company owed directors $903,955 and $824,991, respectively.

Due to Related Parties – Long term

Balances outstanding to related parties for more than 12 months are presented under long-term liabilities in the accompanying consolidated financial statements. As of December 31, 2019 and March 31, 2019, the Company owed directors $1,343,875 and $1,345,968, respectively.

Note 11 – Taxes Payables

Taxes payable comprised of items listed below as at December 31, 2019 and March 31, 2019:

	December 31, 2019	March 31, 2019
PAYE	$163,092	$143,766
WHT payable	3,710	2,127
Stamp duty payable	11	17
Tax payable	88	11,261
	$166,901	$157,171

Note 12 – Accruals and Other Payables

Following is a summary of accruals and other payables as at December 31, 2019 and March 31, 2019:

	December 31, 2019	March 31, 2019
Accruals	$21,211	$49,114
Accrued interest	6,347	3,090
Audit fee payable	1,745	1,770
Other payables	32,720	17,700
	$62,023	$71,675

Note 13 – Cost of Revenue

Following is the summary of cost of revenue for the nine months ending December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Product development cost written off	$75,368	$58,783
Support services	65,980	60,674
Implementation cost	48,486	36,202
Purchases	11,800	20,517
Consultancy, contract basis employee cost	2,720	898
Other external services	1,015	5,495
Development services	-	2,532
	$205,369	$185,101

Note 14 – General and Administrative Expenses

Following is the summary of general and administrative expenses for the nine months ending December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Directors remuneration	$97,848	$105,978
EPF	11,462	7,448
ETF	1,719	1,862
Consulting fee	17,690	-
Office rent	15,549	34,668
Legal fee	13,711	15,073
Vehicle allowance	12,407	23,113
Penalties / late payment charges	11,289	2,493
Investor relations	10,652	398
Professional fees	10,372	6,669
OTC market fees	8,666	9,000
Audit fee	6,693	3,787
Internet charges	6,147	9,053
Gratuity	4,892	1,889
Other professional services	4,833	9,440
Electricity charges	4,582	7,621
Telephone charges	4,277	5,723
Expenses write-off	3,602	-
Office maintenance	3,093	11,458
Staff welfare	2,539	5,822
Irrecoverable tax	1,862	254
Transfer agent fees	1,565	150
Filling fee and subscription	1,528	1,616
Computer maintenance	1,017	2,032
Software rentals	734	6,385
Courier and postage	508	558
Secretarial fees	493	556
Printing and stationery	291	571
Insurance expense	91	-
Stamp duty expenses	3	192
Travelling expense	-	560
Office expenses	-	358
Security charges	-	1,186
Other expenses	716	510
	$260,831	$276,421

Note 15 – Selling and Distribution Expenses

Following is the summery of selling and distribution expenses for the nine months ending December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Vehicle hire charges	$4,004	$4,336
Marketing expenses	4,083	6,522
Vehicle running expense	1,154	3,949
Travel expenses	363	-
	$9,604	$14,807

Note 16 - Equity

(A)	Common Stock

As at December 31, 2019, the Company had 400,000,000 authorized common shares having a par value of $0. 001. The common shares have been designated with the following rights:

●	Voting rights: Common shareholders can attend at annual general meeting to cast vote or use a proxy.

●	Right to elect board of directors: Common shareholders control the Company through their right to elect the company’s board of directors; however, the holder of our preferred stock has super-majority voting rights and has power to elect all of the Company’s board of directors.

●	Right to share income and assets: Common shareholders have the right to share company’s earnings equally on a per-share basis in the form of dividend. Similarly, in the event of liquidation, shareholders have claim on assets that remain after meeting the obligation to accrued taxes, accrued salary and wages, creditors including bondholders (if any) and preferred shareholders. Thus, common shareholders are residual claimants of the company’s income and assets.

During the nine months ended December 31, 2019, the Company issued 2,000,000 common shares at a value of $0.05 per share to an investor.

(B)	Preferred Stock

As at December 31, 2019, the Company had 10,000,000 authorized series “A” preferred shares having a par value of $0.001 per share.

The preferred shares have been designated with the following conversion rights:

●	One preferred share will convert into ten (10) common shares no earlier than 24 months and 1 day after the issuance.

Note 17 - Commitments and Contingencies

The Company consults with legal counsel on matters related to litigation and other experts both within and outside the Company with respect to matters in the ordinary course of business. The Company does not have any contingent liabilities in respect of legal claims arising in the ordinary course of business.

Duo entered into a lease commitment for its Sri Lanka office amounting to $36,736 with Ms. Praveena Sujeevan on November 1, 2018 for a period of 2 years.

Guarantees and security deposits provided by the company existed on the balance sheet date are as follows:

Date	Description	Amount
7/31/2014	Guarantee for SLT	$473
8/10/2015	Guarantee for LOLC	1,336
5/23/2018	Rent deposit for Delhi apartment	1,291
7/17/2018	Security deposit- Senkadagala Finance	27,830
7/18/2018	Guarantee for Amana bank	530
9/10/2018	Guarantee for ICTA	1,670
10/9/2018	Rent deposit for office space	9,184
10/9/2019	Guarantee for BOC	2,032
10/14/2019	Security deposit for CEB	835
10/21/2019	Security deposit for CEB	334
		$45,515

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

Our MD&A is comprised of the following sections:

A.	Business Overview

B.	Critical Accounting Policies

C.	Results of operations for the three months ended December 31, 2019 and December 31, 2018

D.	Results of operations for the nine months ended December 31, 2019 and December 31, 2018

E.	Financial condition as at March 31, 2019 and December 31, 2019

F.	Liquidity and capital reserves

G.	Milestones for next twelve months

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

C. Results of operations for the three months ended December 31, 2019 and December 31, 2018:

The Company had revenues amounting to $177,068 and $150,199, respectively, for three months ended December 31, 2019 and December 31, 2018. Following is a breakdown of revenues for both periods:

Product	December 31, 2019	December 31, 2018	Change

DuoSubscribe	$140,354	$138,338	$2,016
Facetone	31,342	6,811	24,531
Software hosting and reselling	4,526	5,050	(524)
Smoothflow	846	-	846
	$177,068	$150,199	$26,869

Total revenue for the three months ended December 31, 2019 increased by 18% when compared to December 31, 2018.

Revenue generated from Facetone increased by $24,531 for the three months ended December 31, 2019 when compared to the same period in 2018. The increase is due to implementation fees invoiced for an existing customer.

Revenue from DuoSubscribe increased for the three months ended December 31, 2019 when compared to the same period in 2018. Increase in DuoSubscribe revenue is due to the additional revenue generated from development projects.

For the three months ended December 31, 2019 and December 31, 2018, the Company had the following concentrations of revenues with customers:

Customer	December 31, 2019	December 31, 2018

A	75.50%	81.00%
B	13.31%	1.57%
C	1.89%	2.30%
D	1.37%	6.66%
Other misc. customers	7.93%	8.47%
	100%	100%

The total cost of sales amounted to $57,278 and $57,658 for the three months ended December 31, 2019 and December 31, 2018, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	December 31, 2019	December 31, 2018	Change

Purchases- hosted servers	$3,705	$4,661	$(956)
Implementation and onsite support cost	15,079	12,612	2,467
Product development cost written off	23,055	18,754	4,301
Consultancy, contract basis employee cost	-	898	(898)
Support services	15,194	18,183	(2,989)
Other external services	246	2,550	(2,304)
Total cost of sales	$57,278	$57,658	$(380)

The gross income for the three months ended December 31, 2019 and December 31, 2018 amounted to $119,790 and $92,541, respectively, recording an increase of $27,249.

The total operating expenditure amounted to $121,620 and $271,946 for the three months ended December 31, 2019 and December 31, 2018, respectively. Operating expenditure declined by 55% during the three months ended December 31, 2019 when compared to the operating expenditure of the same period in 2018. The following table sets forth the Company’s operating expenditure analysis for both periods:

	December 31, 2019	December 31, 2018	Change
General and administrative	$80,943	$82,579	$(1,636)
Salaries and casual wages	28,834	53,392	(24,558)
Selling and distribution	1,829	9,238	(7,409)
Depreciation	4,169	4,796	(627)
Amortization of web site development	476	432	44
Allowance for bad debts	5,369	121,509	(116,140)
	$121,620	$271,946	$(150,326)

Following are the main reasons for the variances in operating expenses of the Company:

General and Administrative Cost

During the three months ended December 31, 2019, general and administrative cost marginally declined by 2% when compared to the same period in 2018.

Salaries and benefits

Salaries and benefits decreased by $24,558 during the three months ended December 31, 2019 as there was a reduction in the total number of staff when compared to the same period in 2018. Duo’s move towards outsourcing of non-core activities and shifting towards contract employment lead to a general decrease in the number of permanent staff, and increase in the overall efficiency in the operations of the company.

Selling and distribution

Marketing expenses decreased during the period ended December 31, 2019 when compared to the same period in 2018. The reduction is due to decease in initial marketing expenses incurred for Smoothflow product.

Depreciation and Amortization expense

Depreciation and amortization expense recorded a slight decrease of $627 during the three months ended December 31, 2019, when compared to the three months ended December 31, 2018.

Allowance for bad debts

During the three months ended December 31, 2019, the bad debts provision decreased by $116,140 when compared to the same period in December 2018.

The reduction in overheads amounting to $150,326 made by the Company during the three months ended December 31, 2019 led to a significant decrease of $177,576 in loss from operations, when compared to the operations loss recorded in December 31, 2018. Losses from operations were $1,830 and $179,406 for the three months ended December 31, 2019 and December 31, 2018, respectively.

The Company’s other income and (expense) for the three months ended December 31, 2019 and December 31, 2018 amounted to $(32,245) and $(72,471), respectively. The following table sets forth the Company’s other income and (expense) analysis for both periods:

	December 31, 2019	December 31, 2018	Changes
Other income	$56	$38	$18
Gain on disposals of property and equipment	380	-	380
Bank charges	(680)	(709)	29
Exchange gain / (loss)	12,225	(13,372)	25,597
Interest expense	(44,226)	(58,428)	14,201
Total other expenses	$(32,245)	$(72,471)	$40,226

Other expenditures decreased by 56% in the three months ended December 31, 2019, when compared to the three months ended December 31, 2018. The main reason for this increase was the decrease in exchange loss and reduction in interest expense.

The loss before provision for income taxes for the three months ended December 31, 2019 and December 31, 2018 amounted to $34,075 and $251,876, respectively.

The net loss for the three months ended December 31, 2019 and December 31, 2018 amounted to $46,252 and $263,738, respectively.

The Company’s comprehensive loss for the three months ended December 31, 2019 and December 31, 2018 amounted to $71,263 and $128,120, respectively.

Comprehensive Income / (Loss):	December 31, 2019	December 31, 2018
(Loss) / gain on foreign currency translation	$(25,011)	$135,617
Net loss	(46,252)	(263,738)
Comprehensive loss	$(71,263)	$(128,120)

At December 31, 2019 and March 31, 2019, the Company had 67,754,296 and 65,754,296 common shares issued and outstanding, respectively. The weighted average number of shares for the three months ended December 31, 2019 and, 2018 was 67,689,079 and 65,738,320, respectively. The loss per share for both periods was $(0.00) per share and $(0.00) per share, respectively.

D. Results of operations for the nine months ended December 31, 2019 and December 31, 2018:

The Company had revenues amounting to $561,165 and $479,080, respectively, for nine months ended December 31, 2019 and December 31, 2018. Following is a breakdown of revenues for both periods:

	December 31, 2019	December 31, 2018	Change

DuoSubscribe	$450,779	$362,921	$87,858
Facetone	92,174	99,407	(7,233)
Software hosting and reselling	15,631	16,609	(978)
Smooth Flow	2,581	-	2,581
Development services	-	143	(144)
	$561,165	$479,080	$82,085

Total revenue for the nine months ended December 31, 2019 increased by 17% when compared to nine months ended December 31, 2018. This increase is mainly due to the gain in revenue generated by DuoSubscribe and Smoothflow.

For the nine months ended December 31, 2019 and December 31, 2018, the Company had the following concentrations of revenues with customers:

Customer	December 31, 2019	December 31, 2018

A	74.78%	65.00%
B	7.65%	15.16%
C	6.37%	1.50%
D	3.35%	6.80%
Other misc. customers	7.85%	11.54%
	100.00%	100.00%

The total cost of sales amounted to $205,369 and $185,101 for the nine months ended December 31, 2019 and 2018, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	December 31, 2019	December 31, 2018	Change
Product development cost written off	$75,368	$58,783	$16,585
Support services	65,980	60,674	5,306
Implementation cost	48,486	36,202	12,284
Purchases	11,800	20,517	(8,717)
Consultancy, contract basis employee cost	2,720	898	1,822
Other external services	1,015	5,495	(4,480)
Development services	-	2,532	(2,532)
	$205,369	$185,101	$20,268

Cost of sales increased by 11% during the nine months ended December 31, 2019 when compared to the nine months ended December 31, 2018. Increase is due to the increase in product development cost written off and implementation and onsite support cost.

The gross income for the nine months ended December 31, 2019 and 2018 amounted to $355,796 and $293,979, respectively.

The total operating expenditures amounted to $407,219 and $1,296,038 for the nine months ended December 31, 2019 and 2018, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods

	December 31, 2019	December 31, 2018	Change
General and administrative	$260,831	$276,421	$(15,590)
Salaries and casual wages	97,271	198,319	(101,048)
Selling and distribution	9,604	14,807	(5,203)
Professional services - investment advisory	-	438,598	(438,598)
Depreciation	13,129	17,227	(4,098)
Amortization of web site development	1,443	1,317	126
Allowance for bad debts	24,941	299,350	(274,409)
	$407,219	$1,246,038	$(838,819)

Following are the main reasons for the variances in operating expenses of the Company:

General and Administrative Cost

The general and administrative expenditure decreased by 6% in the nine months ended December 31, 2019 when compared with nine months ended December 31, 2018. The main reason for the decrease is decrease in office rent and vehicle allowances.

Salaries and benefits

Salaries and benefits decreased by $101,048 during the nine months ended December 31, 2019 as the total number of staff was reduced when compared to the same period in 2018. The Company moved toward outsourcing of non-core activities and this lead to a decrease in the number of permanent staff.

Selling and distribution

There is a decrease of 35% in selling and distribution activities during the nine months ended December 31, 2019, when compared with the nine months ended December 31, 2018

Professional services – Investment advisory

Company incurred a cost of $438,598 for the nine months ended December 31, 2018 on account of agreement signed in July 2017, for investment advisory services over a period of one year.

Depreciation and amortization of web site development

Depreciation and amortization expense has decreased by $3,972 during the nine months ended December 31, 2019, when compared to the nine months ended December 31, 2018.

Allowance for bad debts

Allowance for bad debts decreased by $274,409 during the nine months ended December 31, 2019 when compared to the nine months ended December 31, 2018.

The loss from operations for the nine months ended December 31, 2019 and 2018 amounted to $51,424 and $952,059, respectively.

The Company’s other income and (expenses) for the nine months ended December 31, 2019 and 2018 amounted to $(152,790) and $(196,110), respectively. The following table sets forth the Company’s other income and (expenses) analysis for both periods:

	December 31, 2019	December 31, 2018	Changes
Interest expense	$(132,135)	$(157,944)	$25,810
Gain on disposals of property and equipment	573	14	560
Write back expenses	1,692	4,360	(2,668)
Other income	625	203	422
Bank charges	(3,146)	(2,268)	(877)
Exchange (loss) / gain	(20,399)	(40,475)	20,075
	$(152,790)	$(196,110)	$43,321

Other expenses decreased by $43,321, during the nine months ended December 31, 2019, when compared with the nine months ended December 31, 2018. This decrease was mainly due to the decrease in interest expense and exchange loss during the nine months ended December 31, 2019.

The loss before provision for income taxes for the nine months ended December 31, 2019 and 2018 amounted to $204,213 and $1,148,169, respectively.

The net loss for the nine months ended December 31, 2019 and 2018 amounted to $244,876 and $1,180,108, respectively.

The Company’s comprehensive loss for the nine months ended December 31, 2019 and 2018 amounted to $184,900 and $889,418, respectively.

Comprehensive Loss:	December 31, 2019	December 31, 2018
Unrealized foreign currency translation (loss)\ gain	$59,976	$290,689
Net loss	(244,876)	(1,180,108)
Comprehensive loss	$(184,900)	$(889,418)

At December 31, 2019 and March 31, 2019, the Company had 67,754,296 and 65,754,296 common shares issued and outstanding, respectively. The weighted average number of shares for the nine months ended December 30, 2019 and December 31, 2018 was 67,689,079and 65,738,321, respectively. The loss per share for both periods was $(0.00) per share and $(0.00) per share, respectively.

E. Financial condition as at December 31, 2019 and March 31, 2019:

Assets:

The Company reported total assets of $1,061,417 and $1,082,546 as at December 31, 2019 and March 31, 2019, respectively. 65% of these total assets include intangible assets and 16% of total assets are comprised of accounts receivable of the Company. Our property and equipment include office equipment, computer equipment (Data Processing Equipment), furniture and fittings, web site developments and improvement to leasehold assets having a total net book value of $9,080 and $23,513 as at December 31, 2019 and March 31, 2019, respectively. Furthermore, our current assets as at March 31, 2019 totaled $312,875 and as at December 31, 2019, our current assets were $359,707. These current assets comprised of cash of $14,483, accounts receivable of $172,076, prepaid and other current assets of $77,410 and accrued revenue of $95,738.

Liabilities:

The Company had total liabilities of $4,429,349 and $4,365,577 as at December 31, 2019 and March 31, 2019, respectively. Long term liabilities include balances owed to related parties which are outstanding for more than 12 months. Our current liabilities at March 31, 2019 totaled $2,914,909. We have seen an increase of 7% in current liabilities amounting to $94,313, making total current liabilities of $3,009,222 as at December 31, 2019. These mainly include short term third party debt, payroll liabilities, payable to related parties, deferred revenue, taxes payable, accrued liabilities and our day to day operational creditors.

Stockholder’s Deficit:

At March 31, 2019, the Company had stockholders’ deficit of $3,283,032. At December 31, 2019, the Company had stockholders’ deficit of $3,367,932 which represents an increase of 2.6%.

The Company had 67,754,296 and 65,754,296 shares issued and outstanding at December 31, 2019 and March 31, 2019, respectively.

F. Liquidity and capital reserves:

The Company had loss from operations of $1,830 and $179,406 for the three months ended December 31, 2019 and 2018, respectively; a total other income (expense) amounting to $(32,275) and $(72,471) for the three months ended December 31, 2019 and 2018, respectively; and a net loss of $46,252 and $263,738 for the three months ended December 31, 2019 and 2018, respectively.

In summary, our cash flows for the nine months ended December 31, 2019 and December 31, 2018 were as follows:

	December 31, 2019	December 31, 2018
Net cash provided by operating activities	$(124,118)	$(278,814)
Net cash used in investing activities	(45,582)	(149,068)
Net cash provided by financing activities	100,000	-

Since inception, we have financed our operations primarily through internally generated funds and the use of our lines of credit with several financial institutions. We had $14,483 in cash; net cash provided by operations of $(124,118), for the nine months ended December 31, 2019; working capital deficit of $2,649,515; and stockholders’ deficit of $3,367,932 as of December 31, 2019.

G. Milestones for next twelve months (2019-2020):

Our specific plan of operations and milestones through December 2020 are as follows:

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

None

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

DUO WORLD, INC.

Date: February 13, 2020	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2020	/s/ Suzannah Jennifer Samuel Perera
Suzannah Jennifer Samuel Perera
Chief Financial Officer
(Principal Accounting and Financial Officer)

