Form 10-K
period 2020-03-31
DUO WORLD INC
filed 2020-06-29
CIK 1635136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (September 29, 2019) was approximately $4,890,687.

As of June 29, 2020, there were 67,754,296 shares of our common stock outstanding.

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

CAUTIONARY NOTE CONCERNING THE IMPACT OF THE COVID-19 CORONOVIRUS ON OUR BUSINESS

In March 2020, the outbreak of the COVID-19 Coronavirus caused by a novel strain of the coronavirus was recognized as a Global Pandemic by the World Health Organization, and the outbreak has become increasingly widespread all over the World, including the geographical locations in which our Company and our subsidiaries operate and sell our products and services. The COVID-19 Coronavirus Pandemic has and will continue affecting economies and businesses around the World. The Company continues to closely monitor the impact of the COVID-19 Coronavirus outbreak. The impacts of the Pandemic could be material, but, due to the evolving nature of this situation, we are not able at this time to estimate the impact on our current financial, operational or future financial results. Among the factors that could impact our results are: effectiveness of COVID-19 Coronavirus mitigation measures, potential development of an effective vaccine, development of effective therapeutics, global and regional economic conditions, reduced business and consumer spending due to both job losses and reduced investment activity, and other factors beyond our control.

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

Duo World’s communications and collaboration platform is used by some of the largest banks, retail chains, Pay-TV operators, financial conglomerates in Sri Lanka. India’s largest digital cable TV operator benefits by implementing Duo World’s Subscriber Management and Billing System for their operations.

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

Duo Software Singapore was incorporated on June 5, 2007 in the Republic of Singapore under the Companies Act (Cap 50. 1994 Rev. Ed).

Duo Software India was incorporated on August 30, 2007, under the Companies Act of 1956 in the Republic of India and became a wholly-owned subsidiary of Duo Software Singapore. Currently, the management has a plan to wind up Duo Software India (Private) Limited.

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

During fiscal 2020 and fiscal 2019, we have recognized $558,169 and $512,082 in revenue, respectively, from DuoSubscribe.

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

The on-premise and Partner versions of Facetone were launched in 2016. The Partner solution is a hosted solution that operates similarly to a SaaS product from the client’s perspective. Under the Partner solution, we partner with leading telecom operators who host our Facetone solution in their data centers and offer the solution to their enterprise customers as a value added subscription service, with sales and support then provided by the telecom partner on an ongoing basis.

During fiscal year 2020 and fiscal year 2019, we have recognized $191,233 and $103,359 in revenue, respectively, from Facetone.

We expect to launch the separate SaaS version of Facetone by the third quarter of fiscal year 2020.

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

Smoothflow uses the power of artificial intelligence to keep improving the conversational flow and user experience. Organizations can deliver great customer service by automating the multi-channel communication.

Businesses will learn more about their customers than ever before and the Bots can be easily trained to answer questions that most people would find it difficult to answer themselves.

Smoothflow is integrated with WebChats, Social Media and messaging platforms such as Messenger by Facebook, Skype and Slack to enhance the Omni-channel customer user experience.

Smoothflow went live in January 2019 and acquired the first customer in March 2019. During fiscal year 2020 and fiscal year 2019, we have recognized $2,529 and $1,253 in revenue, respectively, from Smoothflow.

Major Customers

The Company does business with a few major customers. Major customers are defined as those customers whose annual revenue contributions to the Company are greater or equal to 10% of the Company’s annual revenue. Net sales for the fiscal years ended March 31, 2020, 2019 and 2018 include sales to the following major customers:

Sales
	Year Ended March 31,
Customer	2020	%	2019	%	2018	%
Customer A	$532,966	69	$415,609	65	$368,099	46
Customer B	$128,603	17	$74,224	12	$78,795	10
Customer C	$44,722	6	$9,930	2	$11,506	1
Customer D	$16,482	2	$23,106	4	$14,658	2
Customer E	$16,204	2	$18,870	3	$18,389	2
Total Sales to
Customers A-E	$738,977	96	$541,739	86	$491,447	61

Our Intellectual Property

We have no patents. Our trademarks are registered in Sri Lanka and will be registered in the United States in the future. Our trade secrets, copyrights and our other intellectual property rights are important assets for us. We enter into confidentiality agreements with our employees and consultants and we generally control access to and distribution of proprietary information. These agreements generally provide that any confidential information developed by us or on our behalf be kept confidential. Further, we require all employees to execute written agreements assigning to us all rights in all inventions, developments, technologies and other intellectual property created by our employees.

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

Employees

The Company currently has approximately thirty-four (34) employees. We have employment agreements with our employees, and our officers. We do not anticipate any of our employees being union members.

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

We employ approximately 34 permanent employees worldwide, and outsource all of the non-core activities and tasks to third party or contract employees. At times, we have experienced difficulties in hiring personnel with the desired levels of training and experience. In the technology industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. Since wages in India and Sri Lanka continue to increase at a faster rate than in the United States, we may also experience increased compensation costs that are not offset by either improved productivity or higher sales. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. We have been outsourcing certain non-core activities to third party suppliers. Additionally, quality service depends on our ability to retain employees and control personnel turnover. Any increase in the employee turnover rate could increase recruiting and training costs and could decrease operating effectiveness and productivity. We may not be able to continue to hire, train and retain a significant number of qualified personnel to adequately staff new client projects or expand existing ones.

We depend heavily on our management team and the loss of any of our executive officers or key members of our management team could significantly weaken our management expertise and our ability to run our business.

Our business strategy and success is dependent on the skills and knowledge of our management team and consultants. As of the date of this Memorandum, Muhunthan Canagasooryam is our President and Chief Executive Officer, Suzannah Jennifer Samuel Perera is our Chief Financial Officer and Riad Ameen is our Legal Director. The loss of services of Muhunthan Canagasooryam, Suzannah Jennifer Samuel Perera, Riad Ameen or any member of our management team, including Anjana Chandrathilaka, Ajeewan Arumugam and Sudarshini Rajaratnam could weaken significantly our management expertise and our ability to efficiently run our business. We do not maintain key man life insurance policies on any of our officers.

A large portion of our revenue is generated from a limited number of clients, and the loss of significant work from one or more of our clients could adversely affect our business.

Our three largest clients, Den Networks, LOLC and DFCC, collectively represented 92% of our revenues for the year ended March 31, 2020 and our three largest clients, Den Networks, LOLC, and MAC represented 84% of our revenues for the fiscal year ended March 31, 2019. While we typically have multiple work orders and/or contracts with our largest customers, which would not all terminate at the same time, the loss of one or more of the larger work orders or contracts with one of our largest customers could adversely affect our business, results of operations and financial condition, if the lost revenues were not replaced with profitable revenues from that client or other clients.

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

We could suffer significant damage to our brand and reputation if:

●	a cyber-attack or other security incident were to allow unauthorized access to or modification of our customers’ or other external data, our employees’ data or our own data and IT systems;
●	the services we provide to our customers were disrupted; or
●	our products or services were perceived as having security vulnerabilities.

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

We are also subject to a variety of other risks and challenges in managing an organization operating in various countries, including those related to:

●	general economic conditions in each country or region;
●	fluctuations in currency exchange rates and related impacts to customer demand and our operating results;
●	regulatory changes, including government austerity measures in certain countries that we may not be able to sufficiently plan for or avoid that may unexpectedly impair bank deposits or other cash assets that we hold in these countries or that impose additional taxes that we may be required to pay in these countries;
●	political unrest, corruption, terrorism and the potential for other hostilities;
●	common local business behaviors that are in direct conflict with our business ethics, practices and conduct policies;
●	natural disasters, including earthquakes, tsunamis, hurricanes and flooding;
●	longer payment cycles and difficulties in collecting accounts receivable;
●	overlapping tax regimes;
●	our ability to repatriate funds held by our foreign subsidiaries to the United States at favorable tax rates;
●	public health risks, particularly in areas in which we have significant operations;
●	reduced protection for intellectual property rights in some countries; and
●	the impact of the COVID-19 Coronavirus Global Pandemic on our business and customers.

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

In addition, such attacks may have an adverse impact on our ability to operate effectively and may interrupt lines of communication and restrict our offshore resources from traveling onsite to client locations, effectively curtailing our ability to deliver our services to our clients. These obstacles may increase our expenses and negatively affect our operating results. In addition, military activity, terrorist attacks, political tensions between India and Pakistan, political and military tensions between India and China, and, historically, conflicts within Sri Lanka, despite the current cessation of hostilities, could create a greater perception that the acquisition of services from companies with significant Indian or Sri Lankan operations involves a higher degree of risk that could adversely affect client confidence in India or Sri Lanka as a software development center, each of which would have a material adverse effect on our business.

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

There are risks associated with forward-looking statements

This Annual Report contains certain forward-looking statements regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our ability to obtain and retain sufficient capital for future operations and I our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” in this Annual Report, as well as in this Annual Report, generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Annual Report, generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will, in fact, occur.

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

The subsidiary in Sri Lanka is located at No. 6, Charles Terrace, Off Alfred Road, Colombo 03, Sri Lanka on a rented office property. The company occupies two floors, with 2,400 square feet on each floor (total of 4,800 square feet) at a monthly rental of U.S. $1,460 per month.

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

Fiscal 2020	High	Low
First Quarter(1)	$0.080	$0.080
Second Quarter (1)	$0.160	$0.160
Third Quarter(1)	$0.035	$0.035
Fourth Quarter (1)	$0.025	$0.025

Fiscal 2019	High	Low
First Quarter(1)	$0.600	$0.600
Second Quarter(1)	$0.750	$0.750
Third Quarter(1)	$0.300	$0.300
Fourth Quarter (1)	$0.135	$0.135

(1)	This represents the closing bid information for the stock on the OTC Bulletin Board. The bid and ask quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.

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

RECENT ISSUANCES OF UNREGISTERED SECURITIES

On October 3, 2019 the Company issued 2,000,000 common shares at a value of $0.05 per share to an investor.

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

Our MD&A is comprised of the following sections:

A. Business Overview

B. Critical Accounting Policies

C. Results of operations for the years ended March 31, 2020 and March 31, 2019

D. Financial condition as at March 31, 2020 and March 31, 2019

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

Duo World’s Customer Life Cycle and Contact Center solution is being used by some of the largest banks, largest retail chains and largest financial conglomerates in Sri Lanka. India’s largest digital cable TV operator benefits by implementing Duo World’s Subscriber Management and Billing System for the operation.

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

C. Results of operations for the years ended March 31, 2020 and March 31, 2019:

In March 2020, the outbreak of the COVID-19 Coronavirus caused by a novel strain of the coronavirus was recognized as a Global Pandemic by the World Health Organization, and the outbreak has become increasingly widespread all over the World, including the geographical locations in which our Company and our subsidiaries operate and sell our products and services. The COVID-19 Coronavirus Pandemic has and will continue affecting economies and businesses around the World. The Company continues to closely monitor the impact of the COVID-19 Coronavirus outbreak. The impacts of the Pandemic could be material, but, due to the evolving nature of this situation, we are not able at this time to estimate the impact on our current financial, operational or future financial results. Among the factors that could impact our results are: effectiveness of COVID-19 Coronavirus mitigation measures, potential development of an effective vaccine, development of effective therapeutics, global and regional economic conditions, reduced business and consumer spending due to both job losses and reduced investment activity, and other factors beyond our control.

The Company had revenues amounting to $771,905 and $637,730, respectively, for the year ended March 31, 2020 and March 31, 2019. Following is a breakdown of revenue for both years:

Product	March 31, 2020	March 31, 2019	Change

DuoSubscriber	$558,169	$512,082	$46,087
Facetone	191,233	103,359	87,874
Software hosting and reselling	19,974	20,853	(879)
Smoothflow	2,529	1,253	1,276
Development and other services	-	183	(183)
	$771,905	$637,730	$134,175

Total revenue for the fiscal year ended March 31, 2020 increased by 21% when compared to fiscal year ended March 31, 2019. The biggest contributors for the increase in revenue are Facetone and DuoSubscriber.

DUO has discontinued development services. In the past with many development resources in the company, idle resources were routed to develop small components for third party software.

Revenue from Facetone increased considerably (85%) for the year ended March 31, 2020 when compared to the year ended March, 31 2019. The increase is because of the revenue generated from the completion of implementation projects of existing customers.

Revenue from DuoSubscribe increased for the year ended March 31, 2020 when compared to the year ended March 31, 2019. Increase in DuoSubscribe revenue is due to the additional revenue generated from development projects.

For the years ended March 31, 2020 and March 31, 2019, the Company had the following concentrations of revenue with customers:

Customer	March 31, 2020	March 31, 2019

A	69.05%	65.17%
B	16.66%	11.64%
C	5.79%	1.56%
D	2.14%	3.62%
E	2.10%	2.96%
Other Misc. customers	4.26%	15.05%
	100.00%	100.00%

The total cost of sales amounted to $255,387 and $242,025 for the years ended March 31, 2020 and March 31, 2019, respectively. The following table presents the Company’s cost of sales breakdown for both years:

	March 31, 2020	March 31, 2019	Change
Product development cost written off	$95,990	$74,024	$21,966
Developer support and implementation	78,927	78,923	4
Implementation and onsite support cost	58,935	53,465	5,470
Purchases	15,050	24,636	(9,586)
Consultancy, contract basis employee cost	5,514	2,828	2,686
Development services	971	2,372	(1,401)
Cost of services	-	5,777	(5,777)
	$255,387	$242,025	$13,362

Cost of sales increased by $13,362 in the year ended March 31, 2020 when compared to the year ended March 31, 2019. Major component of increase in cost of sales is due increase in product development cost write off.

The gross income for the years ended March 31, 2020 and March 31, 2019 amounted to $516,518 and $395,705, respectively.

The total operating expenditure amounted to $559,182 and $1,439,401 for the years ended March 31, 2020 and March 31 2019, respectively. Total operating expenditure decreased significantly for the year ended March 31, 2020 when compared to March 31, 2019. The Company recorded significant reductions is in professional services for Investment advice, allowance for bad debts and salaries and wages in 2020. The following table sets forth the Company’s operating expenditure analysis for both years:

	March 31, 2020	March 31, 2019	Change
General and administrative	$378,561	$372,318	$6,243
Salaries and casual wages	124,979	237,166	(112,187)
Selling and distribution	7,673	29,643	(21,970)
Professional services - investment advisory	-	442,909	(442,909)
Depreciation	15,863	21,568	(5,705)
Amortization of web site development	2,067	1,792	275
Allowance for bad debts	30,039	334,005	(303,966)
Total operating expenses	$559,182	$1,439,401	$(880,219)

Following are the main reasons for the variances in operating expenses of the Company:

General and Administrative Cost

During the year ended March 31, 2020, general and administrative costs slightly decreased by $6,243 when compared to the year ended March 31, 2019.

Salaries and benefits

Salaries and benefits decreased by 47% during the year ended March 31, 2020, when compared with the same period in 2019, in line with the reduction in total number of permanent staff during the year.

The Company moved towards outsourcing of non-core activities and shifting towards contract employment lead to a general decrease in the number of permanent staff, and increase in the overall efficiency in the operations of the company.

Selling and distribution

There was a decrease of $21,970 on account of expenditure incurred for selling and distribution activities in the year ended March 31, 2020. Company incurred marketing expense of $17,546 for the product, Smoothflow, during the year ended March 31, 2019.

The Company launched Smoothflow in January 2019

Professional services – Investment advisory

The Company incurred a cost of $438,598 for the year ended March 31, 2019, on account of an agreement signed in July 2017, for investment advisory services.

Depreciation and amortization of web site development cost

Depreciation and amortization expense has decreased by $5,430 during the year ended March 31, 2020, when compared to the year ended March 31, 2019, as a majority of the assets have been fully depreciated.

Allowance for bad debts

Allowance for bad debts has decreased by $303,966 in the fiscal year ended March 31, 2020, when compared to the fiscal year ended March 31, 2019.

The loss from operations for the year ended March 31, 2020 and March 31, 2019 amounted to $42,664 and $1,043,696, respectively.

The Company’s other income and (expenses) for the year ended March 31, 2020 and March 31, 2019 amounted to ($276,398) and ($230,997), respectively. The following table sets forth the Company’s other income and (expenses) analysis for both years:

	March 31, 2020	March 31, 2019	Change
Interest expense	$(189,026)	$(224,810)	$35,784
Gain/ (Loss) on disposals	575	13	562
Other income	5,377	30,614	(25,237)
Bank charges	(3,781)	(3,094)	(687)
Exchange gain/ (loss)	(89,544)	(33,721)	(55,823)
Total other income	$(276,398)	$(230,997)	$(45,401)

Other expenses increased by $45,401 during the year ended March 31, 2020 as compared to the other income of the year ended March 31, 2019. This increase was primarily due to increase in exchange loss during the reporting period.

The loss before provision for income taxes for the years ended March 31, 2020 and March 31, 2019 amounted to $319,062 and $1,124,693, respectively.

The net loss for the years ended March 31, 2020 and March 31, 2019 amounted to $373,330 and $1,318,947, respectively.

The Company’s comprehensive loss for the years ended March 31, 2020 and March 31, 2019 amounted to $171,780 and $1,122,692, respectively.

Comprehensive Income / (Loss):	March 31, 2020	March 31, 2019
Gain / (loss) on foreign currency translation	$201,550	$196,255
Net loss	(373,330)	(1,318,947)
Comprehensive loss	$(171,780)	$(1,122,692)

For the years ended March 31, 2020 and March 31, 2019, the Company had 67,754,296 and 65,754,296 common shares issued and outstanding, respectively. The weighted average number of shares for the years ended March 31, 2020 and March 31, 2019 was 66,737,903 and 63,506,375, respectively. The loss per share for both years was $(0.00) per share and $(0.01) per share, respectively.

D. Financial condition as at March 31, 2020 and March 31, 2019:

Assets:

The Company reported total assets of $1,074,178 and $1,082,546 as at March 31, 2020 and March 31, 2019, respectively. 60% of total assets are comprised of intangible assets, 28% of these total assets include net accounts receivables and 5% of total assets include Cash and cash equivalents. Our property and equipment include office equipment, computer equipment (Data Processing Equipment), furniture and fittings, web site developments and improvement to lease- hold assets having a total net book value of $15,915 and $23,513 as at March 31, 2020 and March 31, 2019, respectively. Furthermore, our current assets at March 31, 2019 totaled $312,875 and as at March 31, 2020, these current assets amounted to $403,347 comprised of cash of $50,703, accounts receivable of $304,221, prepaid and other current assets of $30,537 and accrued revenue of $17,886.

Liabilities:

The Company had total liabilities of $4,401,174 and $4,365,577 as at March 31, 2020 and March 31, 2019, respectively. Long term liabilities include balances owed to related parties which are outstanding for more than 12 months. Our current liabilities at March 31, 2019 totaled $2,914,909. We have seen a 2% increase in current liabilities amounting to $53,147, making total current liabilities of $2,968,055 as at March 31, 2020. These mainly include short term third party debt, payroll liabilities, payable to related parties, taxes payable, accrued liabilities and our day to day operational creditors.

Shareholder’s Deficit:

At March 31, 2019, the Company had shareholders´ deficit of $3,283,032. At March 31, 2020, the Company had shareholders´ deficit of $3,326,996, which represents an increase of $43,964.

The Company had 67,754,296 and 65,754,296 common shares issued and outstanding at March 31, 2020 and March 31, 2019, respectively and had 5,000,000 preferred shares issued and outstanding at March 31, 2020 and March 31, 2019, respectively.

E. Liquidity and capital reserves:

The Company had loss from operations of $42,664 and $1,043,696 for the years ended March 31, 2020 and March 31, 2019, respectively; a total other income/ expense amounting to ($276,398) and ($230,997) for the year ended March 31, 2020, and March 31, 2019, respectively; and a net loss of $373,330 and $1,318,947 for the year ended March 31, 2020 and March 31, 2019, respectively.

In summary, our cash flows for the years ended March 31, 2020 and March 31, 2019 were as follows:

	March 31, 2020	March 31, 2019
Net cash provided by / (used in) operating activities	$(251,924)	$(126,494)
Net cash used in investing activities	(53,368)	(175,278)
Net cash provided by financing activities	100,000	-

Since inception, we have financed our operations primarily through internally generated funds and the use of our lines of credit with financial institutions. We had $50,703 in cash; net cash provided by operations of ($251,924) for the year ended March 31, 2020; working capital deficit of $2,564,709 and shareholders´ deficit of $3,326,996 as of March 31, 2020.

F. Milestones for next twelve months (2020-2021):

Our specific plan of operations and milestones through March 2021 are as follows:

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Annual Report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiency which we had assessed as a material weakness as of March 31, 2020, during our assessment of our internal control over financial reporting as follows:

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

Executive Officers

Our executive officers are elected by the board of directors and serve at the discretion of the board. The following table sets forth certain information regarding our current directors and executive officers:

Name	Age	Position	Director Since

Muhunthan Canagasooryam	45	President, Chief Architect and Director	2014

Suzannah Jennifer Samuel Perera	46	Chief Financial Officer and Director	2014

Mahmud Riad Ameen	45	Director Legal and Director	2014

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Note	Bonus ($)		Stock Awards ($)		All other stock compensation ($)		Total ($)
Muhunthan Canagasooryam	2020	$89,964			$-		$-		$-	$89,964
President, Chief	2019	$92,628			$-		$-		$-	$92,628
Architect and Director	2018	$105,264			$-		$-		$-	$105,264

Suzannah Jennifer Samuel	2020	$47,959		$		$		$		$47,959
Perera	2019	$51,264			$-		$-		$-	$51,264
Chief Financial	2018	$56,115			$-		$697,500		$-	$753,615
Officer and Director

Mahmud Riad Ameen	2020	$-			$-		$-		$-	$-
Legal Director and	2019	$-			$-		$-		$-	$-
Director	2018	$-			$-		$116,250		$-	$116,250

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

Our board of directors has not set any performance objectives or benchmarks for our fiscal year ending March 31, 2021, as it intends for those objectives and benchmarks to be determined by the compensation committee once it is constituted and then approved by the board. In the event we do not constitute a compensation committee for the current fiscal year ending March 31, 2021, our board of directors will determine any applicable performance objectives or benchmarks and determine appropriate levels of compensation. However, we anticipate that compensation benefits will include competitive salaries, bonuses (cash and equity based), health insurance and stock option plans commensurate with companies of similar size in our industry.

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

STOCK OPTION AND OTHER COMPENSATION PLANS.

The Company did not award stock options to employees and executive officers during the year ended March 31, 2020.

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

The following tables set forth the ownership of our common stock as of March 31, 2020, by (a) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; and (b) by all of our named officers and directors and by all of our named executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares and are beneficial owners of the shares indicated in the tables, except as otherwise noted by footnote.

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

Security ownership of certain beneficial owners of our Common Stock by our named executive officers and persons who own 5% or more of our Common Stock:

Name and Address of Beneficial Owner	Number of Shares (1)		Percentage of Ownership (1)

Muhunthan Canagasooryam
(President, Director and 5% or more beneficial owner)
No. 6, Charles Terrace, Off Alfred Road
Colombo 00300, Sri Lanka	85,000,000	(2)	72.18%

Jennifer Perera
(Chief Finance Officer and Director) No. 6, Charles Terrace, Off Alfred Road Colombo 00300, Sri Lanka	1,875,000		2.77%

Mahmud Riad Ameen
(Legal Director and Director) No. 6, Charles Terrace, Off Alfred Road Colombo 00300, Sri Lanka	312,500		0.46%

All officers and directors as a group (three people)	87,187,500	(3)	74.04%

Name and Address of 5% or More Beneficial Owners

Argentum 47, Inc.
Nicholas P. Tuke
(5% or more beneficial owner)
907 S. Riverside Dr,
Indialantic FL 32903
USA.	5,835,392		8.61%

Spearfish Capital Group Limited
Dr. Ganga Kosala Bandara Heengama
(5% or more beneficial owner)
532/3C Sirikotha Lane, Galle Road Colombo 02, Sri Lanka	4,664,538		6.88%

(1) The numbers and percentages set forth in these columns are based on 67,754,296 shares of Common Stock and 5,000,000 shares of Series “A” Preferred Stock outstanding as of the date of this Memorandum. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the security holder has sole or shared voting power or investment power and also any shares, which the security holder has the right to acquire within 60 days.

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

The second such loan agreement, dated December 1, 2012, was between Mr. Canagasooryam, as lender, and DSS, as borrower. This agreement provided for a loan of Singapore Dollar 670,000. The current amount of principal due under this facility to Mr. Canagasooryam is $505,282.

The third such loan agreement, dated March 1, 2018 was between Mr. Canagasooryam, as lender, and Duo World Inc., as borrower. This agreement provided for a loan of U.S. $27,000.

The total owed by the Company to Mr. Canagasooryam under the above loan agreements was $1,349,675 and $1,345,968 at March 31, 2020 and March 31, 2019, respectively. The loans have a fixed interest rate of eight percent per annum and will mature on March 1, 2024. The amounts owed under such loans will be repaid, upon the election of Mr. Canagasooryam, either in cash by utilizing the earnings of the Company or by conversion of the debt to Common Stock issued to Mr. Canagasooryam at a price to be determined in the future. In addition to the loan agreements above, from time to time, Mr. Canagasooryam advances small amounts of money to the Company, or pays small amounts of expenses on behalf of the Company, for no interest. These smaller amounts are included in our March 31, 2020 and March 31, 2019 financial statements as “Due to Related Party – Short Term.” As of March 31, 2019, short term loans due to Mr. Canagasooryam amounted to $824,991. As of March 31, 2020, short term loans due to Mr. Canagasooryam amounted to $921,728. These amounts fluctuate from time to time and are repaid, over time, by the Company. These short term advances and loans by Mr. Canagasooryam are not governed by written loan agreements.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

1)	Audit Fees: We have recognized an expense of $21,413 for our auditors, Manohar Chowdhry & Associates, for the audit of annual financial statements for the year ended March 31, 2020 and quarterly reviews for three quarters.

A fee of $16,140 was recorded as the audit of annual financial statements for the year ended March 31, 2020.

2)	Audit-Related Fees: During fiscal years ended March 31, 2020 and 2019, our auditors did not receive any fees for any audit-related services.

3)	Tax Fees: None.

4)	All Other Fees. None.

5)	Audit Committee’s Pre-Approval Policies and Procedures.

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

During the 2020 and 2019 fiscal years, the Company used the following pre-approval procedures related to the selection of our independent auditors and the services they provide: unanimous consent of all directors via a board resolution.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1)	Financial Statements

Financial statements for Duo World, Inc. listed in the Index to Financial Statements on page F-1 are filed as part of this Annual Report.

(a) (2)	Financial Statement Schedule

Financial Statement Schedule for Duo World, Inc. listed in the Index to Financial Statements on page F-1 are filed as part of this Annual Report.

(a) (3)	See the “Index to Exhibits” set forth below.

(b) See Exhibit Index below for exhibits required by Item 601 of Regulation S-K.

ITEM 16.	FORM 10-K SUMMARY.

None.

Duo World, Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2020 and 2019

F-1

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Duo World Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Duo World Inc. and its subsidiaries (the “Company”) as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholder’s equity and cash flows, for each of the two years in the period ended March 31, 2020, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2020, in conformity with the accounting principles generally accepted in United States of America.

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

Manohar Chowdhry & Associates Chartered Accountants We are serving as the Company’s auditor since 2016 Bengaluru, India Date 29-06-2020

Duo World, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2020	March 31, 2019
	(Audited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$50,703	$2,698
Accounts receivable - trade	304,221	125,044
Prepaid expenses and other current assets	30,537	82,282
Accrued revenue	17,886	102,851
Total Current Assets	403,347	312,875

Non Current Assets
Property and equipment, net of accumulated depreciation of $226,487 and $226,882 respectively	15,915	23,513
Intangible assets, net	644,586	746,158
Lease right to use asset	10,330	-
Total Non Current Assets	670,831	769,671

Total Assets	$1,074,178	$1,082,546

LIABILITIES and SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$530,872	$489,082
Payroll, employee benefits, severance	577,513	636,637
Short term borrowings	461,950	531,675
Due to related parties	921,728	824,991
Payable for acquisition	185,762	185,762
Taxes payable	163,049	157,171
Accruals and other payables	68,800	71,675
Lease creditors	2,697	10,921
Deferred revenue	55,684	6,995
Total Current liabilities	2,968,055	2,914,909

Long Term Liabilities
Due to related parties	1,349,675	1,345,968
Employee benefit obligation	73,111	104,700
Operating lease	10,333	-
Total Long Term liabilities	1,433,119	1,450,668

Total liabilities	$4,401,174	$4,365,577

Commitments and contingencies (Note 18)

Shareholders’ Deficit
Ordinary shares: $0.001 par value per share; 400,000,000 shares authorized; 67,754,296 and 65,754,296 shares issued and outstanding, respectively	$67,754	$65,754
Convertible series “A” preferred shares: $0.001 par value per share; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Additional paid in capital	11,641,336	11,543,336
Accumulated deficit	(15,508,871)	(15,163,357)
Accumulated other comprehensive income	467,785	266,235
Total shareholders’ deficit	(3,326,996)	(3,283,032)

Total Liabilities and Shareholders´ Deficit	$1,074,178	$1,082,546

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Audited)

	For the year ended,
	March 31, 2020	March 31, 2019

Revenue	$771,905	$637,730
Cost of revenue (exclusive of depreciation presented below)	(255,387)	(242,025)
Gross Income	516,518	395,705

Operating Expenses
General and administrative	378,561	372,318
Salaries and casual wages	124,979	237,166
Selling and distribution	7,673	29,643
Professional services - investment advisory	-	442,909
Depreciation	15,863	21,568
Amortization of web site development	2,067	1,792
Allowance for bad debts	30,039	334,005
Total operating expenses	559,182	1,439,401
Loss from operations	$(42,664)	$(1,043,696)

Other income (expenses):
Interest expense	$(189,026)	$(224,810)
Gain on disposals of property and equipment	575	13
Other income	5,378	30,614
Bank charges	(3,781)	(3,094)
Exchange (loss) / gain	(89,544)	(33,721)
Total other income (expenses)	(276,398)	(230,997)

Loss before provision for income taxes:	$(319,062)	$(1,274,693)

Tax Expense :
Provision for income taxes	-	-
Foreign taxes – withheld	(54,268)	(44,254)
Net loss	$(373,330)	$(1,318,947)

Basic and Diluted Loss per Share	$(0.00)	$(0.01)

Basic and Diluted Weighted Average Number of Shares Outstanding	116,737,903	113,506,375

Comprehensive Income (Loss):
Unrealized foreign currency translation (loss) gain	$201,550	$196,255
Net loss	(373,330)	(1,318,947)
Comprehensive loss	$(171,780)	$(1,122,692)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Deficit

	Common Share Capital		Preferred Share Capital		Additional Paid-in	Accumulated	Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

March 31, 2018	52,590,654	$52,591	5,000,000	$5,000	$5,767,533	$(8,059,437)	$69,981	$(2,164,332)

Stock dividend issued	13,147,667	13,148	-	-	5,771,826	(5,784,973)	-	-

Stock issued for Services	15,975	16	-	-	3,978	-	-	3,994

Net loss	-	-	-	-	-	(1,318,947)	-	(1,318,947)

Other comprehensive income	-	-	-	-	-	-	196,255	196,255

March 31, 2019	65,754,296	$65,754	5,000,000	$5,000	$11,543,336	$(15,163,357)	$266,235	$(3,283,032)

Stock issued	2,000,000.00	2,000.00	-	-	98,000.00	-	-	100,000
								-
Net loss	-	-	-	-	-	(373,330)	-	(373,330)
								-
Other comprehensive income	-	-	-	-	-	-	201,550	201,550
								-
Prior period adjustments	-	-	-	-	-	27,819	-	27,819
								-
Adjustment on operating lease	-	-	-	-	-	(2)	-	(2)

March 31, 2020	67,754,296	$67,754	5,000,000	$5,000	$11,641,336	$(15,508,871)	$467,785	$(3,326,996)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Audited)

	For the Period ended,
	March 31, 2020	March 31, 2019
Operating activities:
Loss before provision for income taxes	$(373,330)	$(1,318,947)

Adjustments to reconcile loss before provision for income taxes to cash provided by operating activities:

Depreciation and amortization	17,930	23,360
Bad debts	30,039	334,005
Gain on disposals of property and equipment	575	13
Previous period adjustments	27,819	3,994
Product development cost written off	95,990	74,024

Changes in assets and liabilities:
Accounts receivable - trade	(209,215)	(89,817)
Prepayments	136,710	486,581
Accounts payable	41,790	121,462
Payroll, employee benefits, severance	(59,124)	177,920
Short term overdraft	(69,725)	(158,464)
Due to related parties	96,737	300,037
Taxes payable	5,879	30,455
Lease creditor	(8,224)	(8,904)
Retirement benefit	(31,589)	(49,332)
Accruals and other payables	45,814	(52,881)
Net cash provided by operating activities	$(251,924)	$(126,494)

Investing activities:
Acquisition of property and equipment	(11,459)	(3,862)
Sale proceeds of disposal of property and equipment	1,989	-
Intangible assets	(43,897)	(171,416)

Net cash used in investing activities	$(53,368)	$(175,278)

Financing activities:
Proceeds from issuance of common Stock	100,000	-

Net cash provided by financing activities	$100,000	$-

Effect of exchange rate changes on cash	253,297	278,672
Net decrease in cash	$48,005	$(23,100)

Cash, beginning of period	2,698	25,798

Cash, end of period	$50,703	$2,698

Supplemental disclosure of cash flow information:
Cash paid for interest	$80,111	$160,483

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common shares issued for services	$-	$3,994

The accompanying notes are an integral part of these consolidated financial statements.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2020

(Audited)

Note 1 - Organization and Nature of Operations

Duo World Inc. (hereinafter referred to as “Successor” or “Duo”), a reporting company since September 26, 2016, was organized under the laws of the state of Nevada on September 19, 2014. Duo Software (Pvt.) Limited (hereinafter referred to as “DSSL” or “Predecessor”), a company based in Sri Lanka, was incorporated on September 22, 2004 in the Democratic Socialist Republic of Sri Lanka, as a limited liability company. Duo Software (Pte.) Limited (hereinafter referred to as “DSS” or “Predecessor”), a Singapore based company, was incorporated on June 5, 2007 in the Republic of Singapore as a limited liability company. DSS also includes its wholly-owned subsidiary, Duo Software India (Private) Limited (India), which was incorporated on August 30, 2007, under the laws of India. The financial statements of Duo Software India (Private) Limited prepared under realization concept and the management has a plan to wind up the Company.

On December 3, 2014, Duo Software (Pvt.) Limited (DSSL) and Duo Software Pte. Limited (DSS) executed a reverse recapitalization with Duo World Inc. (Duo). See Note 4. Duo (Successor) is a holding company that conducts operations through its wholly owned subsidiaries, DSSL and DSS (Predecessors), in Sri Lanka, Singapore and India. The consolidated entity is referred to as the “Company.” The Company, having its development center in Colombo, has been in the space of developing products and services for the subscription-based industry. The Company’s applications (“Duo Subscribe,” “Facetone,” and “Smoothflow”) provide solutions in the space of Customer Life Cycle Management, Subscriber Billing and Work Flow.

Note 2 - Basis of Presentation

The Company has prepared the accompanying consolidated financial statements and accompanying notes in accordance with accounting principles generally accepted in the United States of America (“ U.S. GAAP”). All amounts in the consolidated financial statements are stated in U.S. dollars.

We have recast certain prior period amounts to conform to the current period presentation, with no impact on consolidated net income or cash flows.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary to continue as a going concern.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $373,330 and $1,318,947 for the year ended March 31, 2020 and 2019, respectively; net cash provided by operations of $(251,924) and $(126,494) for the year ended March 31, 2020 and 2019, respectively; working capital deficit of $2,564,709 and $2,602,035 as of March 31, 2020 and March 31, 2019, respectively; outstanding statutory dues towards employee provident fund and employee trust fund of $409,413 and $423,354 as of March 31, 2020 and March 31, 2019, respectively; and a stockholders´ deficit of $3,326,996 and $3,283,032 as of March 31, 2020 and March 31, 2019, respectively.

The revenue for the year ended March 31, 2020 has increased by 21% when compared to the year ended March 31, 2019. With the increasing trend in revenue, management is confident that the Company shall generate sufficient revenues to offset the operating losses in the recent future.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2020

(Audited)

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

March 31, 2020

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2020 and March 31, 2019, there were no cash equivalents.

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

March 31, 2020

(Audited)

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

March 31, 2020

(Audited)

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

March 31, 2020

(Audited)

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

For the period ended March 31, 2020 and 2019, the Company received only cash as consideration for sale of licenses and related services and not in kind.

For the years ended March 31, 2020 and 2019, the Company had following concentrations of revenues with customers:

Customer	March 31, 2020	March 31, 2019

A	69.05%	65.17%
B	16.66%	11.64%
C	5.79%	1.56%
D	2.14%	3.62%
E	2.10%	2.96%
F	1.53%	1.98%
G	1.13%	6.72%
H	0.00%	3.28%
Other Misc. customers	1.60%	3.07%
	100.00%	100.00%

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2020

(Audited)

For the years ended March 31, 2020 and 2019, the Company had following sales by products:

Product	March 31, 2020	March 31, 2019

Duo Subscriber	$558,169	$512,082
Facetone	191,233	103,359
Software hosting and reselling	19,974	20,853
Smoothflow	2,529	1,253
Development and other services	-	183
	$771,905	$637,730

Significant Judgments

The Company’s contract with customers includes multiple software products and services to deliver and in most of the contracts, the price of the separately identifiable features are stated separately. In the event the price of the multiple products and services are not mentioned in the agreement, the Company allocates transaction price estimating the standalone selling price of the promised products and the services. The determination of standalone selling price for each performance obligation requires judgments. The Company determines standalone selling price for performance obligations based on overall pricing strategies, which consider market in which the company operates, historical data analysis, number of users of the product or services, size of the customer and the market price of the hardware used.

Contract Balances

When the timing of revenue recognition differs from the timing of invoicing for contract with customers, deferred revenue and accrued revenue/ unbilled accounts receivables are recognized by the Company.

We record a receivable when revenue is recognized prior to invoicing and receipt of payments, or deferred revenue when the revenue is recognized subsequent to invoicing.

Revenue under Software Implementation contracts are invoiced on stages of completion as stipulated in the agreement and the revenue recognized when the performance obligations are met and customer signs the user acceptance test (UAT). The Company invoices software license fee and royalty fee at the end of the period according to the customer agreement and accrued revenue/ unbilled revenue is recognized for the relevant period. The initial annual maintenance fee is bundled with the initial license fee and is invoiced at beginning of the period and the Company recognizes as deferred revenue in the financial statements and is ratably recognized over a period of service.

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

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2020

(Audited)

Deferred Revenue - Deferred revenue represents advance payments for software licenses, services, and maintenance billed in advance of the time revenue is recognized. As at March 31, 2020, and March 31, 2019, deferred revenue recognized were $55,684 and 6,995 respectively.

Accrued Revenue/Unbilled Accounts Receivable - Accrued revenue/Unbilled accounts receivable primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period. As at March 31, 2020 and March 31, 2019, unbilled/accrued revenues were $17,886 and $102,851, respectively.

The Company had no contract liabilities and asset recognized for cost to fulfill a requirement of a customer as at March 31, 2020.

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

During the year ended March 31, 2020 and 2019, product research and development cost of $43,897 and $171,416, respectively, were capitalized as “Intangible assets.”

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expenses were incurred during the period ended March 31, 2020 and 2019.

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

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2020

(Audited)

Comprehensive Income

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from April 1, 2015 through March 31, 2020, includes only foreign currency conversion gains (losses), and is presented in the Company’s consolidated statements of comprehensive income.

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the period ending on March 31, 2020 were as follows:

Foreign Currency Translation gains (losses)

Balance, March 31, 2018	$69,981
Translation rate gain (loss)	196,255
Balance, March 31, 2019	$266,235
Translation rate gain (loss)	201,550
Balance, March 31, 2020	$467,785

Leases

Lessor

There are no significant changes in recognizing the Lessor under ASC 842 compared to the previous model. Changes were made to the accounting guidance of lessor and lessee, and the key aspects of the introduced model is to align the recognition criteria with new revenue recognition standard ASC 606. Under the new guidance, contract consideration is allocated to its lease components and non-lease components (such as maintenance). For the Company as a lessor, non-lease components of the contract will be accounted under ASC Topic 606, Revenue from Contracts with Customers, unless the Company elects a lessor practical expedient to not separate the non-lease components from the associated lease component. The amendments in ASU 2018-11 also provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component. To elect the practical expedient, the timing and pattern of transfer of the lease and non-lease components must be the same and the lease component must meet the criteria to be classified as an operating lease. If these criteria’s are met, the single component can be accounted either ASC 842 or ASC 606, depending on the predominant component(s). The lessor practical expedient to not separate non-lease components from the associated component must be elected for all existing and new leases.

As lessor, the Company expects that post-adoption substantially all existing leases will have no change in the timing of revenue recognition until their expiration or termination. The Company expects to elect the lessor’s practical expedient to not separate non-lease components such as maintenance from the associated lease for all existing and new leases and to account for the combined component as a single lease component. The timing of revenue recognition is expected to be the same for the majority of the Company’s new leases as compared to similar existing leases; however, certain categories of new leases could have different revenue recognition patterns as compared to similar existing leases.

For the leases that are accounted as operating leases, income is recognized on a straight-line basis over the term of the lease contract. Generally, when a lease is more than 180 days delinquent (where more than three monthly payments are owed), the lease is classified as being on nonaccrual and the Company has to stops recognizing leasing income on that date. Payments received from leases in nonaccrual status generally reduce the lease receivable. Leases on nonaccrual status remain classified as such until there is sustained payment performance that, in the Company’s judgment, would indicate that all contractual amounts will be collected in full.

Lessee

The Company adopted ASU 2016-02 effective April 1, 2019 using the modified retrospective approach. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. In connection with the adoption, the Company will elect to utilize the modified retrospective presentation whereby the Company will continue to present prior period financial statements and disclosures under ASC 840. In addition, the Company will elect the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification and initial direct costs. Further, the Company will adopt a short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets.

The Company categorizes leases at their inception as either operating or capital leases. On certain lease agreements, the Company may receive rent holidays and other incentives. The Company recognizes lease costs on a straight-line basis without considering the deferred payment terms, such as rent holidays, that defer the commencement date of required payments.

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASUs) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Newly issued ASUs not listed below are expected to have no impact on the Company’s consolidated financial position and results of operations, because either the ASU is not applicable, or the impact is expected to be immaterial.

The Company has reviewed the recent accounting pronouncements and believes that they will not have material impact on the Company’s financial position and results of operations.

Not yet adopted

 Disclosures: In August 2018, the FASB issued ASU 2018-13. Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in the standard apply to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. ASU 2018-13 removes, modifies, and adds certain disclosure requirements in ASC 820, Fair Value Measurement. The standard is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

Collaborative Arrangement: Clarifying the Interaction Between Topic 808 and Topic 606, which clarifies when transactions between participants in a collaborative arrangement are within the scope of the FASB’s revenue standard, Topic 606. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

Intangibles-Goodwill and Other-Internal-Use Software: In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 (Subtopic 350-40) aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

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

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2020

(Audited)

Note 5 – Accounts Receivable

Following is a summary of accounts receivable as at March 31, 2020 and March 31, 2019:

	March 31, 2020	March 31, 2019
Accounts receivable – trade	$355,512	$148,933
Less: Provision for doubtful debts	(51,291)	(23,889)
	$304,221	$125,044

At March 31, 2020 and March 31, 2019, the Company had following concentrations of accounts receivable with customers:

Customer	March 31, 2020	March 31, 2019
A	50.25%	16.83%
B	37.54%	27.98%
C	5.44%	0.40%
D	2.66%	25.80%
E	1.67%	2.48%
F	0.00%	10.23%
G	0.00%	6.43%
H	0.00%	6.32%
Other receivables	2.44%	3.53%
	100.00%	100.00%

Note 6 – Prepaid Expenses and Other Current Assets

Following is a summary of prepaid expenses and other current assets as at March 31, 2020 and March 31, 2019:

	March 31, 2020	March 31, 2019
Security deposits	$18,758	$56,878
Supplier advance	5,416	8,108
ESC receivable	4,666	11,126
Prepayment for other professional services	1,083	-
Prepayments	614	577
Travel advance	-	28
Other receivables	-	5,565
	$30,537	$82,282

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2020

(Audited)

Note 7 – Property and Equipment

Following table illustrates net book value of property and equipment as at March 31, 2020 and March 31, 2019:

	March 31, 2020	March 31, 2019
Office equipment	$1,685	$1,812
Furniture & fittings	113,046	123,678
Computer equipment (data processing equipment)	86,226	91,814
Improvements to lease hold assets	17,410	18,729
Website development	24,035	14,362
	242,402	250,395
Accumulated depreciation and amortization	(226,487)	(226,882)
Net fixed assets	$15,915	$23,513

Depreciation and amortization expense for period ended March 31, 2020 and 2019 was $17,930 and $23,360 respectively.

Note 8 – Intangible Assets

Intangible assets comprise of capitalization of certain costs pertaining to product development, which meet the criteria as set forth above under Note 3. Following table illustrates the movement in intangible assets as at March 31, 2020 and March 31, 2019:

	March 31, 2020	March 31, 2019
Opening balance	$746,158	$732,939
Add: Costs capitalized during the year	43,897	171,416
Less: Amount written-off	(95,990)	(74,024)
Translational gain/ (loss)	(49,479)	(84,173)
Net Intangible Assets	$644,586	$746,158

Note 9 – Short Term Borrowings

Following is a summary of short-term borrowings as at March 31, 2020 and March 31, 2019;

	March 31, 2020	March 31, 2019
PAN Asia Bank – short term overdraft	$398,361	$471,350
PAN Asia Bank – loan	59,292	-
Commercial Bank	4,297	45,950
Senkadagala Finance	-	14,375
	$461,950	$531,675

Bank overdraft facility, obtained from Pan Asia Banking Corporation PLC, contains an average interest rate of 15.55% per annum.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2020

(Audited)

Note 10 – Due to Related Parties

Due to Related Parties – Short term

From time to time, the Company receives advances from related parties such as officers, directors or principal shareholders in the normal course of business. Advances received from related parties are unsecured and non-interest bearing. Balances outstanding to these persons for less than 12 months are presented under current liabilities in the accompanying consolidated financial statements. As of March 31, 2020, and March 31, 2019, the Company owed directors $921,728 and $824,991, respectively.

Due to Related Parties – Long term

Loans outstanding to related parties for more than 12 months are presented under long-term liabilities in the accompanying consolidated financial statements. As of March 31, 2020 and March 31, 2019, the Company owed directors $1,349,675 and $1,345,968, respectively.

Note 11 – Taxes Payable

Taxes payable are comprised of items listed below as at March 31, 2020 and March 31, 2019:

	March 31, 2020	March 31, 2019
PAYE	$159,483	$143,766
WHT payable	3,557	2,127
Stamp duty payable	9	17
Tax payable	-	11,261
	$163,049	$157,171

Note 12 – Accruals and Other Payables

Following is a summary of accruals and other payables as at March 31, 2020 and March 31, 2019;

	March 31, 2020	March 31, 2019
Accruals	$43,826	$49,114
Other payables	18,015	17,700
Accrued interest	5,209	3,090
Audit fee payable	1,750	1,770
	$68,800	$71,675

Note 13 – Cost of Revenue

Following is the summary of cost of revenue for the period ending March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
Product development cost written off	$95,990	$74,024
Developer support and implementation	78,927	78,923
Implementation and onsite support cost	58,935	53,465
Purchases	15,050	24,636
Consultancy, contract basis employee cost	5,514	2,828
Cost of services	971	5,777
Development services	-	2,372
	$255,387	$242,025

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2020

(Audited)

Note 14 – General and Administrative Expenses

Following is the summary of general and administrative expenses for the period ending March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
Directors remuneration	$129,323	$138,235
EPF	9,089	9,715
ETF	2,272	2,429
Audit fees	25,809	25,730
Impairment allowance on receivables	25,034	-
Consulting fee	21,113	3,535
Legal fees	18,192	18,418
Lease expense	17,503	-
Professional fees	14,958	15,714
Vehicle allowance	14,727	28,441
Penalties / late payment charges	14,530	2,528
Accounts write- off	13,705	2,071
OTC market fees	11,917	12,000
Investor facilitator fee	9,994	-
Gratuity	7,223	4,187
Internet charges	7,844	11,706
Other professional services	5,971	4,789
Telephone charges	5,830	6,835
Electricity charges	4,962	9,283
Office maintenance	3,945	12,758
Staff welfare	3,063	7,131
Office rent	2,242	40,808
Fee and subscription	1,670	1,790
Computer maintenance	1,183	1,978
Irrecoverable Tax	1,150	297
Software rentals	809	7,182
Secretarial fees	701	724
Public relations	658	1,056
Courier and postage	586	676
Printing and stationery	315	650
Insurance expense	90	-
Stamp duty expense	40	203
Security charges	-	1,138
Other expenses	2,113	311
	$378,561	$372,318

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2020

(Audited)

Note 15 – Selling and Distribution Expenses

Following is the summary of selling and distribution expenses for the period ending on March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
Vehicle hire charges	$5,292	$5,657
Marketing expenses	459	18,432
Vehicle running expenses	1,922	5,555
	$7,673	$29,643

Note 16 – Income Taxes

Income Tax expense consists of the following:

	March 31, 2020	March 31, 2019

Current taxes Nevada	$-	$-
Sri Lanka- taxes withheld	54,268	44,254
Singapore	-	-
Total Income tax expense	$54,268	$44,254

The income tax provision differs from the amount of tax determined by applying the federal statutory rate on account of the following items;

●	Brought forward losses
●	Unabsorbed depreciation

The components of deferred tax assets and liabilities are as follows:

	March 31, 2020	March 31, 2019
Deferred tax asset arising from tax effect of :
Carry forward losses and unabsorbed depreciation	-	-
Less: Valuation allowance	-	-
Total deferred tax asset (non-current)	-	-

Total deferred tax liability	Nil	Nil

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2020

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

Since Duo does not have any undistributed earnings, the Company has not recorded a deferred tax liability associated with the foreign earnings as of March 31, 2020 and 2019.

The Company is not subject to any foreign income taxes for the years ended March 31, 2020 and 2019. The Company may be subject to examination by the Internal Revenue Service (“IRS”) and state taxing authorities for 2020 and 2021 tax years.

Note 17 – Equity

(A)	Common Stock

As at March 31, 2019, the Company had 400,000,000 authorized common shares having a par value of $0. 001. The common shares have been designated with the following rights:

●	Voting rights: Common shareholders can attend an annual general meeting to cast vote or use a proxy.

●	Right to elect board of directors: Common shareholders control the Company through their right to elect the Company’s board of directors; however, the holder of our preferred stock has super-majority voting rights and has power to elect all of the Company’s board of directors.

●	Right to share income and assets: Common shareholders have the right to share the Company’s earnings equally on a per-share basis in the form of dividend. Similarly, in the event of liquidation, shareholders have claim on assets that remain after meeting the obligation to accrued taxes, accrued salary and wages, creditors including bondholders (if any) and preferred shareholders. Thus, common shareholders are residual claimants of the company’s income and assets.

During the year ended March 31, 2020, the Company issued 2,000,000 common shares at a value of $0.05 per share to an investor.

(B)	Preferred Stock

As at March 31, 2019, the Company had 10,000,000 authorized Series “A” preferred shares having a par value of $0.001 per share.

The preferred shares have been designated with the following conversion rights:

●	One preferred share will convert into ten (10) common shares no earlier than 24 months and 1 day after the issuance.

Note 18 – Leases

The Company’s short-term leases primarily consist of office spaces with the lease term less than or equal to 12 months. The total short- term lease expenses and cash paid for the year ended March 31, 2020 and March 31, 2019 are $2,242 and $8,749, respectively. The Company has one operating lease as at March 31, 2020.

As per ASC 842, the Company has created a right of use lease asset of $10,330 and right of use liability of $10,333 as at March 31, 2020.

The following costs are related to the operating lease of the Company for the year ended March 31, 2020;

Components of total lease cost:	March 31, 2020
Operating lease expense	17,503
Total lease cost	17,503

Cash Flows

The following cash flow information is related to the operating lease of the Company for the year ended March 31, 2020;

Cash paid for amounts included in the measurement of lease liabilities:	March 31, 2020

Operating cash flows for operating leases	17,503

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2020

(Audited)

Note 19 - Commitments and Contingencies

The Company consults with legal counsel on matters related to litigation and other experts both within and outside the Company with respect to matters in the ordinary course of business. The Company does not have any contingent liabilities in respect of legal claims arising in the ordinary course of business.

Duo entered into a lease commitment for its Sri Lanka office amounting to $35,226 with Ms. Praveena Sujeevan on November 1, 2018 for a period of 2 years.

Guarantees provided by the Company existed on the balance sheet date are as follows:

Date	Description	Amount
7/31/2014	Guarantee for SLT	$454
8/10/2015	Guarantee for LOLC	1,281
5/23/2018	Rent deposit for Delhi apartment	667
7/18/2018	Guarantee for Amana bank	508
9/10/2018	Guarantee for ICTA	1,601
10/9/2018	Rent deposit for office space	8,807
10/9/2019	Guarantee for BOC	1,948
10/14/2019	Security deposit for CEB	801
10/21/2019	Security deposit for CEB	320
		$16,387

The Company has not provided any guarantees other than those mentioned above.

Note 20 - General

Figures have been rounded off to the nearest dollar and the comparative figures have been re-arranged/ reclassified, wherever necessary, to facilitate comparison.

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

49

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duo World, Inc.

Dated: June 29, 2020	By:	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
	Its:	President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: June 29, 2020	By:	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
	Its:	President and Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 29, 2020	By:	/s/ Suzannah Jennifer Samuel Perera
Suzannah Jennifer Samuel Perera
	Its:	Chief Financial Officer, and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: June 29, 2020	By:	/s/ Mahmud Riad Ameen
Mahmud Riad Ameen
	Its:	Director

50