Form 10-Q
period 2020-06-30
DUO WORLD INC
filed 2020-08-14
CIK 1635136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM ______ TO ______.

Commission File Number: 0-55698

DUO WORLD, INC.

(Exact name of registrant as specified in its charter)

Nevada	35-2517572
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

c/o Duo Software (Pvt.) Ltd. No. 6, Charles Terrace, Off Alfred Place Colombo 03, Sri Lanka	Not applicable
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (870) 505-6540

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock Preferred stock- A series	DUUO	OTCQB

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2020, there were 67,754,296 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Duo World, Inc. and Subsidiaries

Consolidated Financial Statements

June 30, 2020

(Unaudited)

F-1

Duo World, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2020	March 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$35,775	$50,703
Accounts receivable - trade	295,588	304,221
Prepaid expenses and other current assets	33,921	30,537
Accrued revenue	23,514	17,886
Total Current Assets	388,798	403,347

Non Current Assets
Property and equipment, net of accumulated depreciation of $233,033 and $226,487 respectively	14,023	15,915
Intangible assets, net	645,526	644,586
Lease right to use asset	3,731	10,330
Total Non Current Assets	663,280	670,831

Total Assets	$1,052,078	$1,074,178

LIABILITIES and SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$545,192	$530,872
Payroll, employee benefits, severance	590,768	577,513
Short term borrowings	462,984	461,950
Due to related parties	986,342	921,728
Payable for acquisition	185,762	185,762
Taxes payable	169,526	163,049
Accruals and other payables	75,296	68,800
Lease creditors	2,749	2,697
Deferred revenue	13,936	55,684
Total Current liabilities	3,032,555	2,968,055

Long Term Liabilities
Due to related parties	1,348,623	1,349,675
Employee benefit obligation	77,179	73,111
Operating lease	4,755	10,333
Total Long Term liabilities	1,430,557	1,433,119

Total liabilities	$4,463,112	$4,401,174

Commitments and contingencies (Note 18)

Shareholders’ Deficit
Ordinary shares: $0.001 par value per share; 400,000,000 shares authorized; 67,754,296 and 67,754,296 shares issued and outstanding, respectively	$67,754	$67,754
Convertible series “A” preferred shares: $0.001 par value per share; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Additional paid in capital	11,641,336	11,641,336
Accumulated deficit	(15,530,034)	(15,508,871)
Accumulated other comprehensive income	404,910	467,785
Total shareholders’ deficit	(3,411,034)	(3,326,996)

Total Liabilities and Shareholders´ Deficit	$1,052,078	$1,074,178

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the three months ended June 30, 2020 and June 30, 2019 (Unaudited)

	For the three months ended,
	June 30, 2020	June 30, 2019

Revenue	$140,985	$178,151
Cost of revenue (exclusive of depreciation presented below)	(45,516)	(82,553)
Gross Income	95,469	95,598

Operating Expenses
General and administrative	64,723	82,839
Salaries and casual wages	20,133	35,711
Selling and distribution	1,289	5,877
Depreciation	1,245	4,569
Amortization of web site development	926	485
Employee benefit obligation	2,621	-
Total operating expenses	90,937	129,481
Profit/ (loss) from operations	$4,532	$(33,883)

Other income (expenses):
Interest expense	$(41,482)	$(40,467)
Other income	536	135
Bank charges	(479)	(1,524)
Exchange (loss) / gain	25,580	(2,219)
Total other income (expenses)	(15,845)	(44,075)

Loss before provision for income taxes:	$(11,313)	$(77,958)

Tax Expense :
Provision for income taxes	-	-
Foreign taxes – withheld	(9,850)	(11,304)
Net loss	$(21,163)	$(89,262)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Shares Outstanding	117,754,296	115,754,296

Comprehensive Income (Loss):
Unrealized foreign currency translation (loss) gain	$(62,875)	$2,626
Net loss	(21,163)	(89,262)
Comprehensive loss	$(84,038)	$(86,636)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the three months ended June 30, 2020 and June 30, 2019 (Unaudited)

	For the three months ended,
	June 30, 2020	June 30, 2019
Operating activities:
Loss before provision for income taxes	$(21,163)	$(89,262)

Adjustments to reconcile loss before provision for income taxes to cash provided by operating activities:
Depreciation and amortization	2,171	5,054
Product development cost written off	19,376	27,289

Changes in assets and liabilities:
Accounts receivable - trade	8,633	(24,787)
Prepayments	(9,012)	(22,128)
Lease right to use asset	6,599	-
Accounts payable	14,321	8,935
Payroll, employee benefits, severance	13,255	15,919
Short term overdraft	1,033	84,772
Due to related parties	64,613	11,116
Taxes payable	6,477	3,433
Lease creditor	51	(1,611)
Retirement benefit	4,068	3,810
Lease liability	(5,577)	-
Accruals and other payables	(35,252)	7,072
Net cash provided by operating activities	$69,593	$29,613

Investing activities:
Acquisition of property and equipment	-	(939)
Intangible assets	(8,122)	(27,335)

Net cash used in investing activities	$(8,122)	$(28,275)

Financing activities:
	-	-
Net cash provided by financing activities	$-	$-

Effect of exchange rate changes on cash	(76,399)	4,817
Net decrease in cash	$(14,928)	$6,155
Cash, beginning of period	50,703	2,698

Cash, end of period	$35,775	$8,853

Supplemental disclosure of cash flow information:
Cash paid for interest	$(10,944)	$24,551

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common shares issued for services	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Deficit

	Common Share Capital		Preferred Share Capital		Additional Paid-in	Accumulated	Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

March 31, 2019	65,754,296	$65,754	5,000,000	$5,000	$11,543,336	$(15,163,357)	$266,235	$(3,283,032)

Stock issued	2,000,000.00	2,000.00	-	-	98,000.00	-	-	100,000
								-
Net loss	-	-	-	-	-	(373,330)	-	(373,330)
								-
Other comprehensive income	-	-	-	-	-	-	201,550	201,550
								-
Prior period adjustments	-	-	-	-	-	27,819	-	27,819
								-
Adjustment on operating lease	-	-	-	-	-	(2)	-	(2)

March 31, 2020	67,754,296	$67,754	5,000,000	$5,000	$11,641,336	$(15,508,871)	$467,785	$(3,326,996)

Net loss	-	-	-	-	-	(21,163)	-	(21,163)

Other comprehensive income	-	-	-	-	-	-	(62,875)	(62,875)

June 30, 2020	67,754,296	$67,754	5,000,000	$5,000	$11,641,336	$(15,530,034)	$404,910	$(3,411,034)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020 and 2019

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

On December 3, 2014, Duo Software (Pvt.) Limited (DSSL) and Duo Software Pte. Limited (DSS) executed a reverse recapitalization with Duo World Inc. (Duo). See Note 4. Duo (Successor) is a holding company that conducts operations through its wholly owned subsidiaries DSSL and DSS (Predecessors) in Sri Lanka, Singapore and India. The consolidated entity is referred to as “the Company”. The Company, having its development center in Colombo, has been in the space of developing products and services for the subscription-based industry. The Company’s applications (“DuoSubscribe,” “Facetone” and “Smoothflow”) provide solutions in the space of Customer Life Cycle Management, Subscriber Billing and Work Flow.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $21,163 and $89,262 for the three months ended June 30, 2020 and 2019, respectively; net cash provided by operations of $69,593 and $29,613 for the three months ended June 30, 2020 and 2019, respectively; working capital deficit of $2,643,757 and $2,564,709 as of June 30, 2020 and March 31, 2020, respectively; outstanding statutory dues towards employee provident fund and employee trust fund of $421,548 and $409,413 as of June 30, 2020 and March 31, 2020, respectively; and a stockholders’ deficit of $3,411,034 and $3,326,996 as of June 30, 2020 and March 31, 2020, respectively.

The Company has planned to launch Facetone cloud version in the second quarter of the current financial year. Further, the Company was able to reduce its operating cost in the current quarter and it resulted in reducing the net loss. Considering these trends, the management is confident that the Company will generate sufficient profits to offset the operating losses in the recent future.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2020 and March 31, 2020, there were no cash equivalents.

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

Nature of Products and Services

Licenses for on premise software- The Company sells a perpetual nonexclusive license to the customer and enables the customer to install and use the software and its documentation. Price per customer varies based on the selection of the products licensed, the number of site installations and the number of authorized users. The products offered on this basis are “Duo Subscribe” and “Facetone-enterprise.” The Company charges an Implementation fee on key milestone basis for on premise customers upon completion of performance obligation.

Enterprise software solutions- The Company distributes its software product “Facetone - hosted version” with third party telecommunication companies. It is a revenue model where the telecommunication provider hosts the Company’s software applications and makes them available to its customers over the Internet for a monthly subscription fee. The Company charges telecommunication providers a monthly license fee calculated according to number of licenses sold.

Cloud services- The Company sells its product Smoothflow as a “SaaS” product (Software-as-a-Service) and services are provided on a monthly subscription model.

AMC Services- Duo offers annual maintenance programs on its licenses that provide for technical support and updates to the Company’s software products. Initial annual maintenance fees are bundled with license fees in the initial licensing period and recognized when the performance obligation of license fee is met. Revenue is recognized ratably, or daily, over the term of the maintenance period, which is typically one year.

For the three months ended June 30, 2020 and 2019, the Company received only cash as consideration for sale of licenses and related services rendered.

For the three months ended June 30, 2020 and 2019, the Company had following concentrations of revenues with customers:

Customer	June 30, 2020	June 30, 2019

A	83.66%	86.28%
B	2.74%	2.50%
C	3.79%	1.94%
D	2.93%	1.52%
E	3.06%	2.18%
F	2.15%	1.66%
Other misc. customers	1.65%	3.92%
	100.00%	100.00%

For the three months ended June 30, 2020 and 2019, the company had following sales by products:

Product	June 30, 2020	June 30, 2019

Duo Subscriber	$122,273	$161,213
Facetone	14,002	10,684
Software hosting and reselling	4,710	5,379
Smoothflow	-	875
	$140,985	$178,151

Significant Judgments

The Company’s contracts with customers include multiple Software products and services to deliver and in most of the contracts, the prices of the separately identifiable features are stated separately. In the event the price of the multiple products and services are not mentioned in the agreement, the Company allocates transaction prices estimating the stand alone selling price of the promised products and the services. The determination of stand-alone selling price for each performance obligation requires judgments. The Company determines stand-alone selling price for performance obligations based on overall pricing strategies, which consider the market in which the Company operates, historical data analysis, number of users of the product or services, size of the customer and the market price of the hardware used.

Contract Balances

When the timing of revenue recognition differs from the timing of invoicing for contract with customers, deferred revenue and accrued revenue/ unbilled accounts receivables are recognized by the Company. Revenue under Software Implementation contracts are invoiced on stages of completion as stipulated in the agreement and the revenue recognized when the performance obligations are met and customer signs the user acceptance test (UAT). The Company invoices software license fee and royalty fee at the end of the period according to the customer agreement and accrued revenue/ unbilled revenue is recognized for the relevant period. The maintenance fee is invoiced at the beginning of the period and the Company recognizes as deferred revenue in the financial statements and is ratably recognized over a period of service.

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

Deferred Revenue - Deferred revenue represents advance payments for software licenses, services, and maintenance billed in advance of the time revenue is recognized. As at June 30, 2020 and March 31, 2020, the Company recognized deferred revenue $13,936 and $55,684, respectively.

Accrued Revenue/Unbilled Accounts Receivable - Accrued revenue/Unbilled accounts receivable primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period. As at June 30, 2020 and March 31, 2020, unbilled /accrued revenues were $23,514 and $17,886, respectively.

The Company had no contract liabilities and assets recognized for cost to fulfill a requirement of a customer as at June 30, 2020.

Cost of Revenue

Cost of revenue mainly includes purchases, product implementation costs, amortization of product development, developer support and implementation, and consultancy fees related to the products offered by the Company. The aggregate costs related to the software implementations, including support and consulting services pertaining to the revenue recognized during the reporting period, is recognized as Cost of Revenue.

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

During the three months ended June 30, 2020 and 2019, product research and development cost of $8,122 and $27,335, respectively, were capitalized as “Intangible assets”.

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expenses were incurred during the three months ended June 30, 2020 and 2019.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets and liabilities are not recognized in the current financials due to recurring tax losses and the uncertainty of the realization of the tax allowances. Withholding taxes deducted from the source of income from foreign operations are debited to the profit and loss account due to non-refundable status.

Comprehensive Income

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from April 1, 2015 through June 30, 2020, includes only foreign currency conversion gains (losses), and is presented in the Company’s consolidated statements of comprehensive income.

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the periods ending on June 30, 2020 and March 31, 2020, were as follows:

Foreign Currency Translation gains (losses)

Balance, March 31, 2019	$266,235
Translation rate gain (loss)	201,550
Balance, March 31, 2020	$467,785
Translation rate gain (loss)	(62,875)
Balance, June 30, 2020	$404,910

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

Recent Accounting Pronouncements

The Company has reviewed the recent accounting pronouncements and believes that they will not have a material impact on the Company’s financial position and results of operations.

Note 4 – Reverse Recapitalization

Duo (Successor) merged with DSSL (Predecessors) on December 3, 2014, and merged with DSS (Predecessors) on December 3, 2014 (Predecessors), and DSSL and DSS became the surviving corporations, in a transaction treated as a reverse recapitalization. Duo did not have any material operations and majority-voting control was transferred to DSSL.

In the recapitalization, Duo issued 28,000,000 shares of common stock, 5,000,000 shares of Series “A” Preferred Stock and $310,000 in cash in exchange for all of DSSL’s 5,000,000 issued and outstanding shares of common stock. Duo also issued 2,000,000 shares of common stock in exchange for all of DSS’s 10,000 issued and outstanding shares of common stock. The transaction resulted in DSSL’s shareholder and DSS’s shareholder acquiring approximately 100% control.

The transaction also required a recapitalization of DSSL and DSS. Since DSSL and DSS acquired a controlling voting interest, they were deemed the accounting acquirer, while Duo was deemed the legal acquirer. The historical financial statements of the Company are those of combined financial statements of DSSL & DSS and of the consolidated entities from the date of recapitalization and subsequent thereto.

Since the transaction is considered a reverse recapitalization, the presentation of pro-forma financial information was not required. All share and per share amounts have been retroactively restated to the earliest periods presented to reflect the transaction.

Note 5 – Accounts Receivable

Following is a summary of accounts receivable as at June 30, 2020 and March 31, 2020;

	June 30, 2020	March 31, 2020
Accounts receivable – Trade	$347,328	$355,512
Less: Provision for doubtful debts	(51,740)	(51,291)
	$295,588	$304,221

As at June 30, 2020 and March 31, 2020, the Company had the following concentrations of accounts receivables with customers:

Customer	June 30, 2020	March 31, 2020
A	51.58%	50.25%
B	28.05%	37.54%
C	11.37%	5.44%
D	3.02%	2.66%
E	1.61%	1.67%
Other receivables	4.37%	2.44%
	100.00%	100.00%

Note 6 – Prepaid Expenses and Other Current Assets

Following is a summary of prepaid expenses and other current assets as at June 30, 2020 and March 31, 2020;

	June 30, 2020	March 31, 2020
Security deposits	$18,448	$18,758
Supplier advance	5,415	5,416
ESC receivable	4,756	4,666
Prepayments	4,469	614
Prepayment for other professional services	833	1,083
	$33,921	$30,537

Note 7– Property and Equipment

Following table illustrates net book value of property and equipment as at June 30, 2020 and March 31, 2020;

	June 30, 2020	March 31, 2020
Office equipment	$1,717	$1,685
Furniture & fittings	115,229	113,046
Computer equipment (data processing equipment)	87,891	86,226
Improvements to lease hold assets	17,747	17,410
Website development	24,472	24,035
	247,056	242,402
Accumulated depreciation and amortization	(233,033)	(226,487)
Net fixed assets	$14,023	$15,915

Depreciation and amortization expense for the three months ended June 30, 2020 and 2019 was $2,171 and $5,054, respectively.

Note 8 – Intangible assets

Intangible assets comprise of capitalization of certain costs pertaining to products development, which meets the criteria as set forth above under Note 3. Following table illustrates the movement in intangible assets as at June 30, 2020 and March 31, 2020:

	June 30, 2020	March 31, 2020
Opening balance	$644,586	$746,158
Add: Costs capitalized during the year	8,122	43,897
Less: Amount written-off	(19,376)	(95,990)
Translational gain/ (loss)	12,194	(49,479)
Net Intangible Assets	$645,526	$644,586

Note 9 – Short-term borrowings

Following is a summary of short-term borrowings as at June 30, 2020 and March 31, 2020;

	June 30, 2020	March 31, 2020
PAN Asia Bank – short term overdraft	$398,372	$398,361
PAN Asia Bank – loan	60,437	59,292
Commercial Bank	4,175	4,297
	$462,984	$461,950

Bank overdraft facility obtained from Pan Asia Banking Corporation PLC contains an interest rate of 11.69% per annum for $103,368, 12.58% per annum for the next $21,762, 12.75% per annum for the next $111,528, 14.29% per annum for next $103,368, and 15.75% for next $51,684, and any excess will charge 28% per annum.

Note 10 – Due to Related Parties

Due to Related Parties – Short term

From time to time, the Company receives advances from related parties such as management, directors or principal shareholders in the normal course of business. Loans and advances received from related parties are unsecured and non-interest bearing. Balances outstanding to these persons for less than 12 months are presented under current liabilities in the accompanying consolidated financial statements. As of June 30, 2020 and March 31, 2020, the Company owed directors $986,342 and $921,728, respectively.

Due to Related Parties – Long term

Balances outstanding to related parties for more than 12 months are presented under long-term liabilities in the accompanying consolidated financial statements. As of June 30, 2020 and March 31, 2020, the Company owed directors $1,348,623 and $1,349,675, respectively.

Note 11 – Taxes Payables

Taxes payable comprised of items listed below as at June 30, 2020 and March 31, 2020;

	June 30, 2020	March 31, 2020
PAYE	$165,716	$159,483
WHT payable	3,626	3,557
Tax payable	175	-
Stamp duty payable	9	9
	$169,526	$163,049

Note 12 – Accruals and Other Payables

Following is a summary of accruals and other payables as at June 30, 2020 and March 31, 2020;

	June 30, 2020	March 31, 2020
Accruals	$52,632	$43,826
Other payables	17,180	18,015
Accrued interest	5,484	5,209
Audit fee payable	-	1,750
	$75,296	$68,800

Note 13 – Cost of Revenue

Following is the summary of cost of revenue for the three months ending June 30, 2020 and 2019;

	June 30, 2020	June 30, 2019
Product development cost written off	$19,376	$27,289
Support services	13,339	29,241
Implementation cost	8,859	18,288
Purchases/ hosted servers	1,954	4,399
Consultancy, contract basis employee cost	628	2,720
Other external services	1,360	616
	$45,516	$82,553

Note 14 – General and Administrative Expenses

Following is the summary of general and administrative expenses for the three months ending June 30, 2020 and 2019;

	June 30, 2020	June 30, 2019
Directors remuneration	$31,492	$33,235
EPF	2,213	3,893
ETF	553	584
Legal Fee	4,500	4,500
Lease expense	3,559	4,675
OTC market Fees	3,249	2,166
Consulting fee	3,195	2,890
Audit fees	2,640	1,155
Telephone charges	2,442	1,348
Vehicle allowance	2,416	5,695
Penalties / late payment charges	1,534	3,104
Professional fees	1,445	2,762
Other professional services	1,423	2,870
Internet charges	1,258	2,179
Transfer agent fees	750	600
Office rent	387	564
Electricity charges	271	1,930
Computer maintenance	235	247
Other expenses	213	197
Staff welfare	164	975
Secretarial fees	160	165
Software rentals	159	492
Office maintenance	140	1,000
Courier and postage	114	165
Stamp duty expenses	85	2
Filling fee and subscription	72	529
Printing and stationery	54	73
Gratuity	-	4,025
Investor relations	-	658
Irrecoverable tax	-	161
	$64,723	$82,839

Note 15 – Selling and Distribution Expenses

Following is the summery of selling and distribution expenses for the three months ending June 30, 2020 and 2019;

	June 30, 2020	June 30, 2019
Vehicle hire charges	$1,289	$1,360
Vehicle running expense	-	255
Travel expenses	-	363
Marketing expenses	-	3,899
	$1,289	$5,877

Note 16 - Equity

(A)	Common Stock

As at June 30, 2020, the Company had 400,000,000 authorized common shares having a par value of $0. 001. The common shares have been designated with the following rights:

●	Voting rights: Common shareholders can attend at annual general meeting to cast vote or use a proxy.

●	Right to elect board of directors: Common shareholders control the Company through their right to elect the Company’s board of directors; however, the holder of our preferred stock has super-majority voting rights and has power to elect all of the Company’s board of directors.

●	Right to share income and assets: Common shareholders have the right to share Company’s earnings equally on a per-share basis in the form of dividend. Similarly, in the event of liquidation, shareholders have claim on assets that remain after meeting the obligation to accrued taxes, accrued salary and wages, creditors including bondholders (if any) and preferred shareholders. Thus, common shareholders are residual claimants of the Company’s income and assets.

During the three months ended June 30, 2020, the Company did not issue common shares:

(B)	Preferred Stock

As at June 30, 2020, the Company had 10,000,000 authorized shares of Series “A” Preferred Stock having a par value of $0.001 per share.

The preferred shares have been designated with the following conversion rights:

●	One preferred share will convert into ten (10) common shares no earlier than 24 months and 1 day after the issuance.

Note 17 – Leases

The Company’s short-term leases primarily consist of office spaces with the lease term less than or equal to 12 months. The total short- term lease expenses and cash paid for the period ended June 30, 2020 and March 31, 2020 are $387 and $2,242, respectively. The Company has one operating lease as at March 31, 2020.

As per ASC 842, the Company has created a right of use lease asset of $3,731 and $10,330 as at June 30, 2020 and March 31, 2020, respectively. The Company has created a lease liability of $4,755 and $10,333 as at June 30, 2020 and March 31, 2020, respectively.

The following costs are related to the operating lease of the Company for the year ended March 31, 2020 and the quarter ended June 30, 2020:

Components of total lease cost:	June 30, 2020	March 31, 2020
Operating lease expense	$3,559	$17,503
Total lease cost	$3,559	$17,503

Cash Flows

The following cash flow information is related to the operating lease of the Company for the year ended March 31, 2020 and the quarter ended June 30, 2020:

Cash paid for amounts included in the measurement of lease liabilities:	June 30, 2020	March 31, 2020

Operating cash flows for operating leases	$2,551	$17,503

The lease liability is re-measured due to the changes in lease rentals for the month of June 2020. The lease right to use asset has not increased due to this modification and, lease liability were adjusted with $1,500, accordingly.

Note 18 - Commitments and Contingencies

The Company consults with legal counsel on matters related to litigation and other experts both within and outside the Company with respect to matters in the ordinary course of business. The Company does not have any contingent liabilities in respect of legal claims arising in the ordinary course of business.

Duo entered into a lease commitment for its Sri Lanka office amounting to $35,907 with Ms. Praveena Sujeevan on November 1, 2018 for a period of 2 years.

Guarantees provided by the Company existed on the balance sheet date are as follows:

Date	Description	Amount
7/31/2014	Guarantee for SLT	$462
8/10/2015	Guarantee for LOLC	1,306
7/18/2018	Guarantee for Amana bank	518
9/10/2018	Guarantee for ICTA	1,632
10/9/2018	Rent deposit for office space	8,977
10/9/2019	Guarantee for BOC	1,986
10/14/2019	Security deposit for CEB	816
10/21/2019	Security deposit for CEB	326
		$16,023

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

Our MD&A is comprised of the following sections:

A.	Business Overview

B.	Critical Accounting Policies

C.	Results of operations for the three months ended June 30, 2020 and June 30, 2019

D.	Financial condition as at March 31, 2020 and June 30, 2020

E.	Liquidity and capital reserves

F.	Milestones for next twelve months

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

C. Results of operations for the three months ended June 30, 2020 and June 30, 2019:

The Company had revenues amounting to $140,985 and $178,151, respectively, for three months ended June 30, 2020 and June 30, 2019. Following is a breakdown of revenues for both periods:

Product	June 30, 2020	June 30, 2019	Changes

Duo Subscribe	$122,273	$161,213	$(38,940)
Facetone	14,002	10,684	3,318
Software hosting and reselling	4,710	5,379	(669)
Smoothflow	-	875	(875)
	$140,985	$178,151	$(37,166)

Total revenue for the three months ended June 30, 2020 decreased by 21% when compared to June 30, 2019.

The decrease in revenue is mainly because of the decrease in revenue from DuoSubscribe for the three months ended June 30, 2020 when compared to the same period in 2019. Decrease in DuoSubscribe revenue is due to adverse economic conditions of our key customers due to the Pandemic.

For the three months ended June 30, 2020 and June 30, 2019, the Company had the following concentrations of revenues with customers:

Customer	June 30, 2020	June 30, 2019
A	83.66%	86.28%
B	2.74%	2.50%
C	3.79%	1.94%
D	2.93%	1.52%
Other misc. customers	6.88%	7.76%
	100.00%	100.00%

The total cost of sales amounted to $45,516 and $82,553 for the three months ended June 30, 2020 and June 30, 2019, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	June 30, 2020	June 30, 2019	Changes
Product development cost written off	$19,376	$27,289	$(7,913)
Support services	13,339	29,241	(15,902)
Implementation cost	8,859	18,288	(9,429)
Purchases/ hosted servers	1,954	4,399	(2,445)
Consultancy, contract basis employee cost	628	2,720	(2,092)
Other external services	1,360	616	744
	$45,516	$82,553	$(37,037)

Cost of sales decreased in the three months ended June 30, 2020 when compared to the three months ended June 30, 2019 in line with the revenue decrease. Decrease in support services and the decrease in implementation cost were the main contributors to the increase in cost of sales.

The gross income for the three months ended June 30, 2020 and June 30, 2019 amounted to $95,469 and $95,598, respectively.

The total operating expenditure amounted to $90,937 and $129,481 for the three months ended June 30, 2020 and June 30, 2019, respectively. Operating expenditure declined by 30% during the three months ended June 30, 2020 when compared to the operating expenditure of the same period in 2019. The following table sets forth the Company’s operating expenditure analysis for both periods:

	June 30, 2020	June 30, 2019	Changes
General and administrative	$64,723	$82,839	$(18,116)
Salaries and casual wages	20,133	35,711	(15,578)
Selling and distribution	1,289	5,877	(4,589)
Depreciation	1,245	4,569	(3,324)
Amortization of web site development	926	485	441
Employee benefit obligation	2,621	-	2,621
Total operating expenses	$90,937	$129,481	$(38,544)

Following are the main reasons for the variances in operating expenses of the Company:

General and Administrative Cost

During the three months ended June 30, 2020, general and administrative cost declined by $18,116 (22%) when compared to the same period in 2019, mainly due to reduction in vehicle allowances, office rent and the electricity cost.

In order to safeguard the employees from Covid-19 virus, the company allowed most of its employees to work from home during this period, which in turn resulted in cost reduction for the company

Salaries and benefits

Salaries and benefits decreased by $15,578 during the three months ended June 30, 2020 as there was a reduction in the total number of staff when compared to the same period in 2019. Duo’s move towards outsourcing of non-core activities and shifting towards contract employment lead to a general decrease in the number of permanent staff, and increase in the overall efficiency in the operations of the company.

Selling and distribution

During the period ended June 30, 2020, marketing expenses decreased by $4,589 due to the reduction in marketing expenditure incurred for the product Smoothflow.

Depreciation and Amortization expense

Depreciation and amortization expense had decreased by $2,883 during the three months ended June 30, 2020, when compared to the three months ended June 30, 2019.

Allowance for bad debts

During the three months ended June 30, 2020 and the June 30, 2019, the Company had not provided for the bad debts.

The Company earned profit from operations of $4,532, as a result of the overhead reductions made by the Company in the three months ended June 30, 2020 ($38,544), when compared to the operations loss of $33,883 recorded in June 30, 2019.

The Company’s other income and (expense) for the three months ended June 30, 2020 and June 30, 2019 amounted to $(15,845) and $(44,075), respectively. The following table sets forth the Company’s other income and (expense) analysis for both periods:

	June 30, 2020	June 30, 2019	Changes
Interest expense	$(41,482)	$(40,467)	$(1,015)
Other income	536	135	401
Bank charges	(479)	(1,524)	1,045
Exchange (loss) / gain	25,580	(2,219)	27,799
Total other income (expenses)	$(15,845)	$(44,075)	$28,230

Other expenditures decreased by $28,230 in the three months ended June 30, 2020, when compared to the three months ended June 30, 2019. The main reason for this decrease was the reduction in exchange loss.

The loss before provision for income taxes for the three months ended June 30, 2020 and June 30, 2019 amounted to $11,313 and $77,958, respectively.

The net loss for the three months ended June 30, 2020 and June 30, 2019 amounted to $21,163 and $89,262, respectively.

The Company’s comprehensive loss for the three months ended June 30, 2020 and June 30, 2019 amounted to $84,038 and $86,636, respectively.

Comprehensive Income / (Loss):	June 30, 2020	June 30, 2019
(Loss) / gain on foreign currency translation	$(62,875)	$2,626
Net loss	(21,163)	(89,262)
Comprehensive loss	$(84,038)	$(86,636)

At June 30, 2020 and March 31, 2020, the Company had 67,754,296 and 67,754,296 common shares issued and outstanding, respectively. The weighted average number of shares for the three months ended June 30, 2020 and June 30, 2019 was 67,754,296 and 65,754,296, respectively. The loss per share for both periods was $(0.00) per share and $(0.00) per share, respectively.

D. Financial condition as at June 30, 2020 and March 31, 2020:

Assets:

The Company reported total assets of $1,052,078 and $1,074,178 as at June 30, 2020 and March 31, 2020, respectively. 61% of these total assets include intangible assets and 28% of total assets are comprised of accounts receivable of the Company. Our property and equipment include office equipment, computer equipment (Data Processing Equipment), furniture and fittings, web site developments and improvement to leasehold assets having a total net book value of $14,023 and $15,915 as at June 30, 2020 and March 31, 2020, respectively. Furthermore, our current assets as at March 31, 2020 totaled $403,347 and as at June 30, 2020, our current assets were $388,798. These current assets amounted to $388,798, comprised of cash of $35,775, accounts receivable of $295,588, prepaid and other current assets of $33,921 and accrued revenue of $23,514.

Liabilities:

The Company had total liabilities of $4,463,112 and $4,401,174 as at June 30, 2020 and March 31, 2020, respectively. Long term liabilities include balances owed to related parties which are outstanding for more than 12 months. Our current liabilities at March 31, 2020 totaled $2,968,055. We have seen an increase of 2% in current liabilities amounting to $64,500, making total current liabilities of $3,032,555 as at June 30, 2020. These mainly include short term third party debt, payroll liabilities, payable to related parties, deferred revenue, taxes payable, accrued liabilities and our day to day operational creditors.

Stockholder’s Deficit:

At March 31, 2020, the Company had stockholders’ deficit of $3,326,996. At June 30, 2020, the Company had stockholders’ deficit of $3,411,034, which represents an increase of $84,038.

The Company had 67,754,296 and 67,754,296 shares issued and outstanding at June 30, 2020 and March 31, 2020, respectively.

E. Liquidity and capital reserves:

The Company had profit from operations of $4,532 and loss from operations of $33,883 for the three months ended June 30, 2020 and 2019, respectively; a total other income (expense) amounting to $(15,845) and $(44,075) for the three months ended June 30, 2020 and 2019, respectively; and a net loss of $21,163 and $89,262 for the three months ended June 30, 2020 and 2019, respectively.

In summary, our cash flows for the three months ended June 30, 2020 and June 30, 2019 were as follows:

	June 30, 2020	June 30, 2019
Net cash provided by operating activities	$69,593	$29,613
Net cash used in investing activities	(8,122)	(28,275)
Net cash provided by financing activities	-	-

Since inception, we have financed our operations primarily through internally generated funds and the use of our lines of credit with several financial institutions. We had $35,775 in cash; net cash provided by operations of $69,593, for the three months ended June 30, 2020; working capital deficit of $2,643,757; and stockholders’ deficit of $3,411,034 as of June 30, 2020.

F. Milestones for next twelve months (2020-2021):

Our specific plan of operations and milestones through June 2021 are as follows:

a)	Geographical Expansion

We intend to market Facetone cloud version online, thereby reaching new geographical locations where we do not have physical presence of partnerships.

b)	Knowledge Capital, Learning and Innovation.

Our greatest strength is our human capital. We have the ability to continue to innovate and set trends within the industries in which we operate, due to our ability to innovate and create value in our products.

Our management intends to:

●	Continue to empower and create value for our human capital;

●	Encourage disruptive technologies;

●	Provide greater opportunities for knowledge sharing; and

●	Sponsor and motivate learning and adoption of new technologies.

c)	Infrastructure

We plan to expand our Global Support Center to cater to the increase in the online (SaaS) customer base.

d)	Financial Performance

We intend to provide value for all our shareholders by:

●	Continuing to reengineer the operations to increase economy and efficiency, thereby increasing profitability;

●	Increasing free cash flow and efficiently managing the use of funds;

●	Raising capital for marketing of the software products;

●	Capitalizing and maximizing on the high growth opportunities in the market; and

●	Providing a robust and steady capital appreciation.

e)	Corporate Social Responsibility

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

DUO WORLD, INC.

Date: August 14, 2020	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2020	/s/ Suzannah Jennifer Samuel Perera
Suzannah Jennifer Samuel Perera
Chief Financial Officer
(Principal Accounting and Financial Officer)

