Form 10-Q
period 2020-09-30
DUO WORLD INC
filed 2020-11-16
CIK 1635136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM ______ TO ______.

Commission File Number: 0-55698

DUO WORLD, INC.

(Exact name of registrant as specified in its charter)

Nevada	35-2517572
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

c/o Duo Software (Pvt.) Ltd. No. 6, Charles Terrace, Off Alfred Place Colombo 03, Sri Lanka	Not applicable
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (870) 505-6540

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of exchange on which registered

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2020, there were 67,754,296 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Duo World, Inc. and Subsidiaries

Consolidated Financial Statements

September 30, 2020

(Unaudited)

CONTENTS

Page(s)

Consolidated Balance Sheets - September 30, 2020 (unaudited) and March 31, 2020	F-3

Consolidated Statements of Operations and Comprehensive Income / (Loss) for the three and six months ended September 30, 2020 and September 30, 2019 (unaudited)	F-4

Consolidated Statements of Cash Flows for September 30, 2020 and September 30, 2019 (unaudited)	F-5

Consolidated Statement of Changes in Shareholders’ Deficit for the September 30, 2020 (unaudited) and March 31, 2020	F-6

Notes to the Consolidated Financial Statements (unaudited)	F-7 – F-23

Duo World, Inc. and Subsidiaries

Consolidated Balance Sheets

	Sep 30, 2020	March 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$9,889	$50,703
Accounts receivable - trade	254,510	304,221
Prepaid expenses and other current assets	37,739	30,537
Accrued revenue	30,243	17,886
Total Current Assets	332,381	403,347

Non Current Assets
Property and equipment, net of accumulated depreciation of $234,262 and $226,487 respectively	12,451	15,915
Intangible assets, net	631,646	644,586
Lease right to use asset	208	10,330
Total Non Current Assets	644,305	670,831

Total Assets	$976,686	$1,074,178

LIABILITIES and SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$537,858	$530,872
Payroll, employee benefits, severance	562,627	577,513
Short term borrowings	461,919	461,950
Due to related parties	1,026,901	921,728
Payable for acquisition	185,762	185,762
Taxes payable	173,267	163,049
Accruals and other payables	63,788	68,800
Lease creditors	1,396	2,697
Deferred revenue	12,255	55,684
Total Current liabilities	3,025,773	2,968,055

Long Term Liabilities
Due to related parties	1,351,528	1,349,675
Employee benefit obligation	82,416	73,111
Operating lease	947	10,333
Total Long Term liabilities	1,434,891	1,433,119

Total liabilities	$4,460,664	$4,401,174

Commitments and contingencies (Note 18)

Shareholders’ Deficit
Ordinary shares: $0.001 par value per share; 400,000,000 shares authorized; 67,754,296 and 67,754,296 shares issued and outstanding, respectively	$67,754	$67,754
Convertible series “A” preferred shares: $0.001 par value per share; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Additional paid in capital	11,641,336	11,641,336
Accumulated deficit	(15,566,786)	(15,508,871)
Accumulated other comprehensive income	368,718	467,785
Total shareholders’ deficit	(3,483,978)	(3,326,996)

Total Liabilities and Shareholders´ Deficit	$976,686	$1,074,178

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended,		For the six months ended,
	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019

Revenue	$132,985	$205,946	$273,970	$384,097
Cost of revenue (exclusive of depreciation presented below)	(37,105)	(65,538)	(82,621)	(148,091)
Gross Income	95,880	140,408	191,349	236,006

Operating Expenses
General and administrative	67,450	97,050	132,173	179,888
Salaries and casual wages	20,282	32,726	40,415	68,437
Selling and distribution	1,384	1,897	2,673	7,774
Depreciation	776	4,391	2,021	8,960
Amortization of web site development	852	482	1,778	967
Allowance for bad debts	-	19,572	-	19,572
Employee benefit obligation	4,879	-	7,500	-
Total operating expenses	95,623	156,118	186,560	285,598
Profit/ (loss) from operations	$257	$(15,710)	$4,789	$(49,592)

Other income (expenses):
Interest expense	$(40,684)	$(47,441)	$(82,166)	$(87,908)
Gain on disposals of property and equipment	-	193	-	193
Write back expenses	-	1,692	2,638	1,692
Other income	2,106	433	4	569
Bank charges	(458)	(942)	(938)	(2,465)
Exchange (loss) / gain	13,258	(30,405)	38,838	(32,625)
Total other income (expenses)	(25,778)	(76,470)	(41,624)	(120,544)

Loss before provision for income taxes:	$(25,522)	$(92,180)	$(36,835)	$(170,136)

Tax Expense :
Provision for income taxes	-	-	-	-
Foreign taxes – withheld	(11,230)	(17,182)	(21,080)	(28,486)
Net loss	$(36,751)	$(109,362)	$(57,915)	$(198,622)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Shares Outstanding	117,754,296	115,754,296	117,754,296	115,754,296

Comprehensive Income (Loss):
Unrealized foreign currency translation (loss) gain	$(36,192)	$82,361	$(99,067)	$84,969
Net loss	(36,751)	(109,362)	(57,915)	(198,622)
Comprehensive loss	$(72,943)	$(27,001)	$(156,982)	$(113,653)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended,
	Sep 30, 2020	Sep 30, 2019
Operating activities:
Loss before provision for income taxes	$(57,915)	$(198,622)

Adjustments to reconcile loss before provision for income taxes to cash provided by operating activities:
Depreciation and amortization	3,799	9,927
Bad debts	-	19,572
Gain on disposals of property and equipment	-	(193)
Product development cost written off	36,981	52,313

Changes in assets and liabilities:
Accounts receivable – trade	49,711	(103,653)
Prepayments	(19,559)	23,347
Lease right to use asset	10,121	-
Accounts payable	6,987	68,326
Payroll, employee benefits, severance	(14,886)	21,864
Short term overdraft	(31)	(5,281)
Due to related parties	105,173	19,269
Taxes payable	10,217	1,459
Lease creditor	(1,303)	(4,371)
Retirement benefit	9,304	(29,426)
Lease liability	(9,385)	-
Accruals and other payables	(48,441)	113,674
Net cash provided by operating activities	$80,775	$(11,796)

Investing activities:
Acquisition of property and equipment	-	(912)
Sale proceeds of disposal of property and equipment -	-	286
Intangible assets	(9,050)	(42,163)

Net cash used in investing activities	$(9,050)	$(42,788)

Financing activities:	-	-

Net cash provided by financing activities	$-	$-
		-
Effect of exchange rate changes on cash	(112,539)	107,606
Net decrease in cash	$(40,814)	$53,021
Cash, beginning of period	50,703	2,698

Cash, end of period	$9,889	$55,719

Supplemental disclosure of cash flow information:
Cash paid for interest	$(10,163)	$(45,281)

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common shares issued for services	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Deficit

					Additional		Other	Total
	Common Share Capital		Preferred Share Capital		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

March 31, 2020	67,754,296	67,754	5,000,000	5,000	11,641,336	(15,508,871)	467,785	(3,326,996)

Net loss	-	-	-	-	-	(21,163)	-	(21,163)
								-
Other comprehensive income	-	-	-	-	-	-	(62,875)	(62,875)
								-
June 30, 2020	67,754,296	67,754	5,000,000	5,000	11,641,336	(15,530,034)	404,910	(3,411,034)

Net loss	-	-	-	-	-	(36,751)	-	(36,751)

Other comprehensive income	-	-	-	-	-	-	(36,192)	(36,192)

September 30, 2020	67,754,296	67,754	5,000,000	5,000	11,641,336	(15,566,786)	368,718	(3,483,978)

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $57,915 and $198,622 for the six months ended September 30, 2020 and 2019, respectively; net cash provided by operations of $80,775 and $(11,796) for the six months ended September 30, 2020 and 2019, respectively; working capital deficit of $2,693,392 and $2,564,709 as of September 30, 2020 and March 31, 2020, respectively; outstanding statutory dues towards employee provident fund and employee trust fund of $407,386 and $409,413 as of September 30, 2020 and March 31, 2020, respectively; and a stockholders´ deficit of $3,483,978 and $3,326,996 as of September 30, 2020 and March 31, 2020, respectively.

A Customer of the Company has given termination on July 31, 2020, and it would reduce the existing revenue. However the Company has launched Facetone cloud version in the second quarter of the current financial year and expecting more revenue from the product. Further, the Company was able to reduce its operating cost in the current quarter and it resulted in reducing the net loss. Considering these positive developments the management is confident that the Company shall generate sufficient profits to offset the operating losses in the recent future.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2020 and March 31, 2020, there were no cash equivalents.

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

Smoothflow

Smoothflow automates customer engagements, including building ChatBots, VoiceBots and IoT Bots to deliver an Omni channel customer service experience. The product uses the power of artificial intelligence to keep improving the conversational flow and user experience.

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

Nature of Products and Services

Licenses for on premise software– The Company sells a perpetual nonexclusive license to the customer and enables the customer to install and use the software and its documentation. Price per customer varies based on the selection of the products licensed, the number of site installations and the number of authorized users. The products offered on this basis are “DuoSubscribe” and “Facetone-enterprise.” The Company charges an implementation fee on key milestone basis for on premise customers upon completion of performance obligation.

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

Cloud services- The Company sells its product Smoothflow and Facetone – Cloud version as “SAAS” products (Software-as-a-Service) and services are provided on a monthly subscription model.

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

For the six months ended September 30, 2020 and 2019, the Company received only cash as consideration for sale of licenses and related services rendered.

For the six months ended September 30, 2020 and 2019, the Company had following concentrations of revenues with customers:

Customer	September 30, 2020	September 30, 2019

A	83.40%	74.45%
B	4.00%	10.31%
C	3.15%	2.10%
D	3.04%	3.18%
E	2.55%	2.41%
F	2.19%	1.54%
Other misc. customers	1.67%	6.01%
	100.00%	100.00%

For the six months ended September 30, 2020 and 2019, the company had following sales by products:

Product	September 30, 2020	September 30, 2019

DuoSubscribe	$237,133	$310,425
Facetone	28,274	60,832
Software hosting and reselling	8,563	11,106
Smoothflow	-	1,734
	$273,970	$384,097

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

Deferred Revenue - Deferred revenue represents advance payments for software licenses, services, and maintenance billed in advance of the time revenue is recognized. As at September 30, 2020 and March 31, 2020 the Company recognized deferred revenue $12,555 and $55,684, respectively.

Accrued Revenue/Unbilled Accounts Receivable - Accrued revenue/Unbilled accounts receivable primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period. As at September 30, 2020 and March 31, 2020, unbilled /accrued revenues were $30,243 and $17,886 respectively.

The Company had no contract liabilities and assets recognized for cost to fulfill a requirement of a customer as at September 30, 2020.

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

During the six months ended September 30, 2020 and 2019, product research and development cost of $9,050 and $43,897, respectively, were capitalized as “Intangible assets”.

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expenses were incurred during the six months ended September 30, 2020 and 2019.

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

Comprehensive Income

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from April 1, 2015 through September 30, 2020, includes only foreign currency conversion gains (losses), and is presented in the Company’s consolidated statements of comprehensive income.

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the periods ending on September 30, 2020 and March 31, 2020 were as follows:

Foreign Currency Translation gains (losses)

Balance, March 31, 2020	$467,785
Translation rate gain (loss)	(62,875)
Balance, June 30, 2020	$404,910
Translation rate gain (loss)	(36,192)
Balance, September 30, 2020	368,718

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

Note 5 – Accounts Receivable

Following is a summary of accounts receivable as At September 30, 2020 and March 31, 2020:

	September 30, 2020	March 31, 2020
Accounts receivable – trade	$304,368	$355,512
Less: Provision for doubtful debts	(49,858)	(51,291)
	$254,510	$304,221

As At September 30, 2020 and March 31, 2020, the Company had following concentrations of accounts receivables with customers:

Customer	September 30, 2020	March 31, 2020
A	54.93%	50.25%
B	33.44%	37.54%
C	6.32%	5.44%
D	1.41%	1.67%
E	0.00%	2.66%
Other receivables	3.90%	2.44%
	100.00%	100.00%

Note 6 – Prepaid Expenses and Other Current Assets

Following is a summary of prepaid expenses and other current assets as at September 30, 2020 and March 31, 2020:

	September 30, 2020	March 31, 2020
Security deposits	$18,577	$18,758
Supplier advance	5,415	5,416
ESC receivable	4,777	4,666
Prepayments	8,970	614
Prepayment for other professional services	-	1,083
	$37,739	$30,537

Note 7– Property and Equipment

Following table illustrates net book value of property and equipment as at September 30, 2020 and March 31, 2020:

	September 30, 2020	March 31, 2020
Office equipment	$1,725	$1,685
Furniture & fittings	115,739	113,046
Computer equipment (data processing equipment)	88,280	86,226
Improvements to lease hold assets	17,825	17,410
Website development	23,144	24,035
	$246,713	$242,402
Accumulated depreciation and amortization	(234,262)	(226,487)
Net fixed assets	$12,451	$15,915

Depreciation and amortization expense for the six months ended September 30, 2020 and 2019 was $3,799 and $9,927, respectively.

Note 8 – Intangible assets

Intangible assets comprise of capitalization of certain costs pertaining to products development which meets the criteria as set forth above under Note 3. Following table illustrates the movement in intangible assets as at September 30, 2020 and March 31, 2020:

	September 30, 2020	March 31, 2020
Opening balance	$644,586	$746,158
Add: Costs capitalized during the year	9,050	43,897
Less: Amount written-off	(36,981)	(95,990)
Translational gain/ (loss)	14,991	(49,479)
Net Intangible Assets	$631,646	$644,586

Note 9 – Short-term borrowings

Following is a summary of short-term borrowings as at September 30, 2020 and March 31, 2020:

	September 30, 2020	March 31, 2020
PAN Asia Bank – short term overdraft	$397,734	$398,361
PAN Asia Bank – loan	60,705	59,292
Commercial Bank	3,480	4,297
	$461,919	$461,950

Bank overdraft facility, obtained from Pan Asia Banking Corporation PLC, contains an interest rate of 11.69% per annum for $103,825, 12.58% per annum for the next $21,858, 12.75% per annum for the next $112,022, 14.29% per annum for next $ 103,825, and 15.75% for next $51,913, and any excess will charge 28% per annum

Note 10 – Due to Related Parties

Due to Related Parties – Short term

From time to time, the Company receives advances from related parties such as management, directors or principal shareholders in the normal course of business. Loans and advances received from related parties are unsecured and non-interest bearing. Balances outstanding to these persons for less than 12 months are presented under current liabilities in the accompanying consolidated financial statements. As of September 30, 2020 and March 31, 2020, the Company owed directors $1,026,901 and $921,728, respectively.

Due to Related Parties – Long term

Balances outstanding to related parties for more than 12 months are presented under long-term liabilities in the accompanying consolidated financial statements. As of September 30, 2020 and March 31, 2020, the Company owed directors $1,351,528 and $1,349,675, respectively.

Note 11 – Taxes Payables

Taxes payable comprised of items listed below as at September 30, 2020 and March 31, 2020:

	September 30, 2020	March 31, 2020
PAYE	$169,617	$159,483
WHT payable	3,642	3,557
Stamp duty payable	8	9
	$173,267	$163,049

Note 12 – Accruals and Other Payables

Following is a summary of accruals and other payables as at September 30, 2020 and March 31, 2020:

	September 30, 2020	March 31, 2020
Accruals	$37,848	$43,826
Other payables	17,107	18,015
Accrued interest	5,580	5,209
Audit fee payable	3,253	1,750
	$63,788	$68,800

Note 13 – Cost of Revenue

Following is the summary of cost of revenue for the six months ending September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Product development cost written off	$36,981	$52,313
Support services	29,246	50,786
Implementation cost	9,154	33,407
Purchases/ hosted servers	4,840	8,095
Consultancy, contract basis employee cost	955	2,720
Other external services	1,445	770
	$82,621	$148,091

Note 14 – General and Administrative Expenses

Following is the summary of general and administrative expenses for the six months ending September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019

Directors remuneration	$63,432	$65,786
EPF	4,458	7,706
ETF	1,114	1,156
Legal fees	9,199	9,173
Penalties / late payment charges	7,603	6,275
Consulting fee	6,571	10,027
OTC market fee	6,498	5,416
Lease expense	6,129	-
Audit fee	5,225	3,933
Vehicle allowance	4,867	9,801
Professional fees	3,346	6,148
Other professional services	2,886	4,007
Internet charges	2,346	4,244
Telephone charges	2,331	2,847
Filling fee and subscription	854	1,521
Electricity charges	828	3,445
Office rent	774	10,187
Transfer agent fees	750	1,050
Office maintenance	513	1,943
Software rentals	363	643
Investor relations	329	10,652
Secretarial fees	325	328
Computer maintenance	293	727
Other expenses	290	639
Travelling	250	-
Staff welfare	233	1,933
Courier and postage	164	443
Stamp duty expenses	126	2
Printing and stationery	77	276
Gratuity	-	4,025
Expenses write-off	-	3,602
Irrecoverable tax	-	1,862
Insurance expense	-	91
	$132,173	$179,888

Note 15 – Selling and Distribution Expenses

Following is the summery of selling and distribution expenses for the six months ending September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Vehicle hire charges	2,596	2,692
Marketing Expenses	77	4,033
Vehicle Running Expense	-	686
Travel expenses	-	363
	2,673	7,774

Note 16 - Equity

(A) Common Stock

As at September 30, 2020, the Company had 400,000,000 authorized common shares having a par value of $0. 001. The common shares have been designated with the following rights:

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

During the six months ended September 30, 2020, the Company has not issued common shares:

(B) Preferred Stock

As at September 30, 2020, the Company had 10,000,000 authorized series “A” preferred shares having a par value of $0.001 per share.

The preferred shares have been designated with the following conversion rights:

●	One preferred share will convert into ten (10) common shares no earlier than 24 months and 1 day after the issuance.

Note 17 – Leases

The Company’s short-term leases primarily consist of office spaces with the lease term less than or equal to 12 months. The total short- term lease expenses and cash paid for the period ended September 30, 2020 and March 31, 2020 are $774 and $2,242 respectively. The Company has one operating lease as at March 31, 2020.

As per ASC 842, the Company has created a right of use lease asset of $208 and $10,330 as at September 30, 2020 and March 31, 2020 respectively. The Company has created a lease liability of $947 and $10,333 as at September 30, 2020 and March 31, 2020 respectively.

The following costs are related to the operating lease of the Company for the six months ended September 30, 2020 and the year ended March 31, 2020:

Components of total lease cost:	September 30, 2020	March 31, 2020
Operating lease expense	$6,129	$17,503
Total lease cost	$6,129	$17,503

Cash Flows

The following cash flow information is related to the operating lease of the Company for the six months ended September 30, 2020 and the year ended March 31, 2020:

Cash paid for amounts included in the measurement of lease liabilities:	September 30, 2020	March 31, 2020

Operating cash flows for operating leases	$6,129	$17,503

Note 18 - Commitments and Contingencies

The Company consults with legal counsel on matters related to litigation and other experts both within and outside the Company with respect to matters in the ordinary course of business. The Company does not have any contingent liabilities in respect of legal claims arising in the ordinary course of business.

Duo entered into a lease commitment for its Sri Lanka office amounting to $36,066 with Ms. Praveena Sujeevan on November 1, 2018 for a period of 2 years.

Guarantees and security deposits provided by the company existed on the balance sheet date are as follows:

Date	Description	Amount
7/31/2014	Guarantee for SLT	$464
8/10/2015	Guarantee for LOLC	1,311
7/18/2018	Guarantee for Amana bank	521
9/10/2018	Guarantee for ICTA	1,639
10/9/2018	Rent deposit for office space	9,016
10/9/2019	Guarantee for BOC	1,995
10/14/2019	Security deposit for CEB	820
10/21/2019	Security deposit for CEB	328
		$16,094

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

Our MD&A is comprised of the following sections:

A.	Business Overview

B.	Critical Accounting Policies

C.	Results of operations for the three months ended September 30, 2020 and September 30, 2019

D.	Results of operations for the six months ended September 30, 2020 and September 30, 2019

E.	Financial condition as at March 31, 2020 and September 30, 2020

F.	Liquidity and capital reserves

G.	Milestones for next twelve months

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

DuoSubscribe

“DuoSubscribe” is a solution for Subscriber Management and Billing. With over a decade of experience in developing applications for these sectors and having vast amount of domain knowledge on how these sectors operate. DuoSubscribe is eminently capable of meeting the complex and rigorous demands of businesses around the world.

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

C. Results of operations for the three months ended September 30, 2020 and September 30, 2019:

The Company had revenues amounting to $132,985 and $205,946, respectively, for three months ended September 30, 2020 and September 30, 2019. Following is a breakdown of revenues for both periods:

	September 30, 2020	September 30, 2019	Changes

DuoSubscribe	$114,860	$149,212	$(34,352)
Facetone	14,271	50,148	(35,877)
Software hosting and reselling	3,854	5,727	(1,873)
Smoothflow	-	859	(859)
	$132,985	$205,946	$(72,961)

Total revenue for the three months ended September 30, 2020 decreased by 35% when compared to September 30, 2019.

Decrease in revenue is due to adverse economic conditions of our key customers due to the Pandemic.

For the three months ended September 30, 2020 and September 30, 2019, the Company had the following concentrations of revenues with customers:

Customer	September 30, 2020	September 30, 2019

A	83.13%	64.22%
B	4.22%	17.55%
C	3.25%	2.04%
D	3.15%	4.61%
Other misc. customers	6.25%	11.58%
	100%	100%

The total cost of sales amounted to $37,105 and $65,538 for the three months ended September 30, 2020 and September 30, 2019, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	September 30, 2020	September 30, 2019	Changes
Product development cost written off	$17,605	$25,024	$(7,419)
Support services	15,908	21,545	(5,637)
Purchases/ hosted servers	2,886	3,696	(810)
Consultancy and contract basis employee cost	327	-	327
Development and implementation cost	295	15,119	(14,824)
Other external services	84	154	(70)
	$37,105	$65,538	$(28,433)

The gross income for the three months ended September 30, 2020 and September 30, 2019 amounted to $95,880 and $140,408, respectively.

The total operating expenditure amounted to $95,623 and $156,118 for the three months ended September 30, 2020 and September 30, 2019, respectively. Operating expenditure declined by $60,495 during the three months ended September 30, 2020 when compared to the operating expenditure of the same period in 2019. The following table sets forth the Company’s operating expenditure analysis for both periods:

	September 30, 2020	September 30, 2019	Changes
General and administrative expenses	$67,450	$97,050	$(29,599)
Salaries and benefits	20,282	32,726	(12,444)
Selling and distribution expenses	1,384	1,897	(513)
Depreciation	776	4,391	(3,615)
Amortization of web site development	852	482	370
Allowance for bad debts	-	19,572	(19,572)
Employee benefit obligation	4,879	-	4,879
Total operating expenses	$95,623	$156,118	$(60,495)

Following are the main reasons for the variances in operating expenses of the Company:

General and Administrative Cost

During the three months ended September 30, 2020, general and administrative cost declined by $29,599 when compared to the same period in 2019.

Salaries and benefits

Salaries and benefits decreased by $12,444 during the three months ended September 30, 2020 as there was a reduction in the total number of staff when compared to the same period in 2019. Duo’s move towards outsourcing of non-core activities and shifting towards contract employment lead to a general decrease in the number of permanent staff, and increase in the overall efficiency in the operations of the company.

Selling and distribution

Marketing expenses decreased during the period ended September 30, 2020 when compared to the same period in 2019.

Depreciation and Amortization expense

Depreciation and amortization expense recorded a decrease of $3,245 during the three months ended September 30, 2020, when compared to the three months ended September 30, 2019.

Allowance for bad debts

Bad debts provision was not created during the three months ended September 30, 2020, whereas a provision of $ 19,572 was created in the period of September 2019.

The reduction in overheads amounting to $60,496 during the three months ended September 30, 2020 led the Company earns a profit from operations of $257 when compared to the operations loss recorded in September 30, 2019.

The Company’s other income and (expense) for the three months ended September 30, 2020 and September 30, 2019 amounted to $(25,778) and $(76,470), respectively. The following table sets forth the Company’s other income and (expense) analysis for both periods:

	September 30, 2020	September 30, 2019	Changes
Other income	$2,106	$433	$1,673
Gain on disposals of property and equipment	-	193	(193)
Bank charges	(458)	(942)	483
Exchange gain / (loss)	13,258	(30,405)	43,664
Interest expense	(40,684)	(47,441)	6,756
Write back expenses	-	1,692	(1,692)
Total other expenses	$(25,778)	$(76,470)	$50,692

Other expenditures decreased by $50,692 in the three months ended September 30, 2020, when compared to the three months ended September 30, 2019. The main reason for this decrease was the decrease in exchange loss and reduction in interest expense.

The loss before provision for income taxes for the three months ended September 30, 2020 and September 30, 2019 amounted to $25,522 and $92,180, respectively.

The net loss for the three months ended September 30, 2020 and September 30, 2019 amounted to $36,751 and $109,362, respectively.

The Company’s comprehensive loss for the three months ended September 30, 2020 and September 30, 2019 amounted to $72,943 and $27,001, respectively.

Comprehensive Income / (Loss):	September 30, 2020	September 30, 2019
(Loss) / gain on foreign currency translation	$36,192	$82,361
Net loss	(36,751)	(109,362)
Comprehensive loss	$(72,943)	$(27,001)

At September 30, 2020 and September 30, 2019, the Company had 67,754,296 and 65,754,296 common shares issued and outstanding, respectively. The weighted average number of shares for the three months ended September 30, 2020 and, 2019 was 67,754,296 and 65,754,296, respectively. The loss per share for both periods was $(0.00) per share and $(0.00) per share, respectively.

D. Results of operations for the six months ended September 30, 2020 and September 30, 2019:

The Company had revenues amounting to $273,970 and $384,097, respectively, for six months ended September 30, 2020 and September 30, 2019. Following is a breakdown of revenues for both periods:

	September 30, 2020	September 30, 2019	Changes

DuoSubscribe	$237,133	$310,425	$(73,292)
Facetone	28,274	60,832	(32,558)
Software hosting and reselling	8,563	11,106	(2,542)
Smoothflow	-	1,734	(1,734)
	$273,970	$384,097	$(110,127)

Total revenue for the six months ended September 30, 2020 decreased by $110,127 when compared to six months ended September 30, 2019. The decrease is mainly due to the adverse economic condition due to the pandemic.

For the six months ended September 30, 2020 and September 30, 2019, the Company had the following concentrations of revenues with customers:

Customer	September 30, 2020	September 30, 2019

A	83.40%	74.45%
B	4.00%	10.31%
C	3.15%	2.10%
D	3.04%	3.18%
Other misc. customers	6.41%	9.96%
	100%	100%

The total cost of sales amounted to $82,621 and $148,091 for the six months ended September 30, 2020 and 2019, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	September 30, 2020	September 30, 2019	Change

Product development cost written off	$36,981	$52,313	$(15,332)
Support services	29,246	50,786	(21,540)
Implementation and onsite support cost	9,154	33,407	(24,253)
Purchases (Server space)	4,840	8,095	(3,255)
Consultancy, contract basis employee cost	955	2,720	(1,765)
Other external services	1,445	770	675
Total cost of sales	$82,621	$148,091	$(65,470)

Cost of sales decreased by 44% during the six months ended September 30, 2020 when compared to the six months ended September 30, 2019. Decrease in implementation and onsite support cost were the main contributors to the decrease in cost of sales.

The gross income for the six months ended September 30, 2020 and 2019 amounted to $191,349 and $236,006, respectively.

The total operating expenditures amounted to $186,560 and $285,598 for the six months ended September 30, 2020 and 2019, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	September 30, 2020	September 30, 2019	Change

General and administrative	$132,173	$179,888	$(47,715)
Salaries and benefits	40,415	68,437	(28,022)
Selling and distribution	2,673	7,774	(5,101)
Depreciation	2,021	8,960	(6,939)
Amortization of web site development	1,778	967	811
Allowance for bad debts	-	19,572	(19,572)
Employee benefit obligation	7,500	-	7,500
Total operating expenses	$186,560	$285,598	$(99,038)

Following are the main reasons for the variances in operating expenses of the Company:

General and Administrative Cost

The general and administrative expenditure significantly decreased by 27% in the six months ended September 30, 2020 when compared with the six months ended September 30, 2019. The main reason for the decrease is due to the reduction in dispensable expenses.

Salaries and benefits

Salaries and benefits decreased by $28,022 during the six months ended September 30, 2020 as the total number of staff was reduced when compared to the same period in 2019. The Company moved toward outsourcing of non-core activities and this lead to a decrease in the number of permanent staff.

Selling and distribution

There is a decrease of $5,101 on account of expenditure incurred for selling and distribution activities during the six months ended September 30, 2020, when compared with the six months ended September 30, 2019.

Depreciation and amortization of web site development

Depreciation and amortization expense has decreased by $6,128 during the six months ended September 30, 2020, when compared to the six months ended September 30, 2019.

Allowance for bad debts

Allowance for bad debts decreased by $19,572 during the six months ended September 30, 2020 when compared to the six months ended September 30, 2019.

Employee benefit obligation

Employee benefit obligation expenses incurred for the six months ended September 30, 2020 was $7,500.

The profit from operations for the six months ended September 30, 2020 amounted to $4,789 and the loss from operations for the six months ended September 30, 2019 was $49,592, respectively.

The Company’s other income and (expenses) for the six months ended September 30, 2020 and 2019 amounted to $(41,624) and $(120,544), respectively. The following table sets forth the Company’s other income and (expenses) analysis for both periods:

	September 30, 2020	September 30, 2019	Change

Interest expense	$(82,166)	$(87,908)	$5,742
Gain on disposals of property and equipment	-	193	(193)
Write back expenses	2,638	1,692	946
Other income	4	569	(565)
Bank charges	(938)	(2,465)	1,528
Exchange (loss) / gain	38,838	(32,625)	71,463
Total other income (expenses)	$(41,624)	$(120,544)	$78,920

Other expenses decreased by $78,920, during the six months ended September 30, 2020, when compared with the six months ended September 30, 2019. This decrease was mainly due to the decrease in exchange loss during the six months ended September 30, 2020.

The loss before provision for income taxes for the six months ended September 30, 2020 and 2019 amounted to $36,835 and $170,136, respectively.

The net loss for the six months ended September 30, 2020 and 2019 amounted to $57,915 and $198,622, respectively.

The Company’s comprehensive loss for the six months ended September 30, 2020 and 2019 amounted to $156,982 and $113,653, respectively.

Comprehensive Loss:	September 30, 2020	September 30, 2019
Unrealized foreign currency translation (loss)\ gain	$(99,067)	$84,969
Net loss	(57,915)	(198,622)
Comprehensive loss	$(156,982)	$(113,653)

At September 30, 2020 and March 31, 2020, the Company had 67,754,296 and 65,754,296 common shares issued and outstanding, respectively. The weighted average number of shares for the six months ended September 30, 2020 and September 30, 2019 was 67,754,296 and 65,754,296, respectively. The loss per share for both periods was $(0.00) per share and $(0.00) per share, respectively.

E. Financial condition as at September 30, 2020 and March 31, 2020:

Assets:

The Company reported total assets of $976,686 and $1,074,178 as at September 30, 2020 and March 31, 2020, respectively. 65% of these total assets include intangible assets and 26% of total assets are comprised of accounts receivable of the Company. Our property and equipment include office equipment, computer equipment (Data Processing Equipment), furniture and fittings, web site developments and improvement to leasehold assets having a total net book value of $12,451 and $15,915 as at September 30, 2020 and March 31, 2020, respectively. Furthermore, our current assets as at March 31, 2020 totaled $403,347 and as at September 30, 2020, our current assets were $332,381. These current assets amounted to $332,381, comprised of cash of $9,889, accounts receivable of $254,510, prepaid and other current assets of $37,739 and accrued revenue of $30,243.

Liabilities:

The Company had total liabilities of $4,460,664 and $4,401,174 as at September 30, 2020 and March 31, 2020, respectively. Long term liabilities include balances owed to related parties which are outstanding for more than 12 months. Our current liabilities at March 31, 2020 totaled $2,968,055. We have seen an increase of 2% in current liabilities amounting to $57,718, making total current liabilities of $3,025,773 as at September 30, 2020. These mainly include short term third party debt, payroll liabilities, payable to related parties, deferred revenue, taxes payable, accrued liabilities and our day to day operational creditors.

Stockholder’s Deficit:

At March 31, 2020, the Company had stockholders’ deficit of $3,326,996. At September 30, 2020, the Company had stockholders’ deficit of $3,483,978 which represents an increase of 5%.

The Company had 67,754,296 and 67,754,296 shares issued and outstanding at September 30, 2020 and March 31, 2020, respectively.

F. Liquidity and capital reserves:

The Company had profit/ (loss) from operations of $257 and $(15,710) for the three months ended September 30, 2020 and 2019, respectively; a total other income (expense) amounting to $(25,778) and $(76,470) for the three months ended September 30, 2020 and 2019, respectively; and a net loss of $36,751 and $109,362 for the three months ended September 30, 2020 and 2019, respectively.

In summary, our cash flows for the six months ended September 30, 2020 and September 30, 2019 were as follows:

	September 30, 2020	September 30, 2019
Net cash provided by operating activities	$80,775	$(11,796)
Net cash used in investing activities	(9,050)	(42,788)
Net cash provided by financing activities	-	-

Since inception, we have financed our operations primarily through internally generated funds and the use of our lines of credit with several financial institutions. We had $9,889 in cash; net cash provided by operations of $80,775, for the six months ended September 30, 2020; working capital deficit of $2,693,392; and stockholders’ deficit of $3,483,978 as of September 30, 2020.

G. Milestones for next twelve months (2020-2021):

Our specific plan of operations and milestones through September 2021 are as follows:

1)	Geographical Expansion

We intend to market the software products online, thereby reaching new geographical locations where we do not have physical presence or partnerships.

2)	Knowledge Capital, Learning and Innovation.

Our greatest strength is our human capital. We have the ability to continue to innovate and set trends within the industries in which we operate, due to our ability to innovate and create value in our products.

Our management intends to:

●	Continue to empower and create value for our human capital;

●	Encourage disruptive technologies;

●	Provide greater opportunities for knowledge sharing; and

●	Sponsor and motivate learning and adoption of new technologies.

3)	Financial Performance

We intend to provide value for all our shareholders by:

●	Raising capital and marketing the newly launched Facetone – Cloud version;

●	Increase revenue with the launch of Facetone – Cloud version, efficiently manage operations and break-even.

●	Increasing free cash flow and efficiently managing the use of funds;

●	Capitalizing on the opportunities presented by the pandemic, for SaaS products that help organizations operate remotely.

●	Providing robust and steady capital appreciation.

4)	Corporate Social Responsibility

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company issued 2,000,000 shares of common stock to a shareholder in October 2019. The Company has not issued any shares of common stock since October 2019.

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

DUO WORLD, INC.

Date: November 16, 2020	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2020	/s/ Suzannah Jennifer Samuel Perera
Suzannah Jennifer Samuel Perera
Chief Financial Officer
(Principal Accounting and Financial Officer)

