Form 10-Q
period 2020-12-31
DUO WORLD INC
filed 2021-02-16
CIK 1635136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 13, 2021, there were 67,754,296 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Duo World, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2020

(Unaudited)

CONTENTS

Page(s)

Consolidated Balance Sheets - December 31, 2020 (unaudited) and March 31, 2020	F-3

Consolidated Statements of Operations and Comprehensive Income / (Loss) for the three and nine months ended December 31, 2020 and December 31, 2019 (unaudited)	F-4

Consolidated Statements of Cash Flows for December 31, 2020 and December 31, 2019 (unaudited)	F-5

Consolidated Statement of Changes in Shareholders’ Deficit for the December 31, 2020 (unaudited) and March 31, 2020	F-6

Notes to the Consolidated Financial Statements (unaudited)	F-7 – F-24

Duo World, Inc. and Subsidiaries

Consolidated Balance Sheets

	Dec 31, 2020	March 31, 2020
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$31,661	$50,703
Accounts receivable - trade	240,589	304,221
Prepaid expenses and other current assets	34,844	30,537
Accrued revenue	14,688	17,886
Total Current Assets	321,782	403,347

Non Current Assets
Property and equipment, net of accumulated depreciation of $235,728 and $226,487 respectively	10,915	15,915
Intangible assets, net	611,792	644,586
Lease right to use asset	-	10,330
Total Non Current Assets	622,707	670,831

Total Assets	$944,489	$1,074,178

LIABILITIES and SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$539,357	$530,872
Payroll, employee benefits, severance	576,201	577,513
Short term borrowings	460,916	461,950
Due to related parties	1,068,631	921,728
Payable for acquisition	185,762	185,762
Taxes payable	175,360	163,049
Accruals and other payables	68,580	68,800
Lease creditors	572	2,697
Deferred revenue	14,175	55,684
Total Current liabilities	3,089,554	2,968,055

Long Term Liabilities
Due to related parties	1,349,445	1,349,675
Long term loan- Bank	16,294	-
Employee benefit obligation	80,412	73,111
Operating lease	-	10,333
Total Long Term liabilities	1,446,151	1,433,119

Total liabilities	$4,535,705	$4,401,174

Commitments and contingencies (Note 18)

Shareholders’ Deficit
Ordinary shares: $0.001 par value per share; 400,000,000 shares authorized; 67,754,296 and 67,754,296 shares issued and outstanding, respectively	$67,754	$67,754
Convertible series “A” preferred shares: $0.001 par value per share; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Additional paid in capital	11,641,336	11,641,336
Accumulated deficit	(15,662,770)	(15,508,871)
Accumulated other comprehensive income	357,465	467,785
Total shareholders’ deficit	(3,591,216)	(3,326,996)

Total Liabilities and Shareholders´ Deficit	$944,489	$1,074,178

The accompanying notes are an integral part of these consolidated financial statements

Duo World, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended,		For the Nine months ended,
	Dec 31, 2020	Dec 31, 2019	Dec 31, 2020	Dec 31, 2019

Revenue	$64,842	$177,068	$338,812	$561,165
Cost of revenue (exclusive of depreciation presented below)	(33,763)	(57,278)	(116,384)	(205,369)
Gross Income	31,079	119,790	222,428	355,796

Operating Expenses
General and administrative	62,032	80,943	194,205	260,831
Salaries and casual wages	19,048	28,834	59,463	97,271
Selling and distribution	1,310	1,829	3,983	9,604
Depreciation	653	4,169	2,674	13,129
Amortization of web site development	809	476	2,587	1,443
Allowance for bad debts	1,250	5,369	1,250	24,941
Employee benefit obligation	1,486	-	8,985	-
Total operating expenses	86,588	121,620	273,147	407,219
Profit/ (loss) from operations	$(55,509)	$(1,830)	$(50,720)	$(51,424)

Other income (expenses):
Interest expense	$(40,013)	$(44,226)	$(122,179)	$(132,135)
Gain on disposals of property and equipment	-	380	-	573
Write back expenses	-	-	2,638	1,692
Other income	2	56	6	625
Bank charges	(941)	(681)	(1,879)	(3,146)
Exchange (loss) / gain	8,777	12,225	47,615	(20,399)
Total other income (expenses)	(32,175)	(32,245)	(73,799)	(152,790)

Loss before provision for income taxes:	$(87,683)	$(34,075)	$(124,518)	$(204,213)

Tax Expense:
Provision for income taxes	-	-	-	-
Foreign taxes – withheld	(8,301)	(12,177)	(29,381)	(40,663)
Net loss	$(95,984)	$(46,252)	$(153,900)	$(244,876)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Shares Outstanding	117,754,296	115,754,296	117,754,296	117,107,023

Comprehensive Income (Loss):
Unrealized foreign currency translation (loss) gain	$(11,253)	$(25,011)	$(110,321)	$59,976
Net loss	(95,984)	(46,252)	(153,900)	(244,876)
Comprehensive loss	$(107,238)	$(71,263)	$(264,221)	$(184,900)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine months ended,
	Dec 31, 2020	Dec 31, 2019
Operating activities:
Loss before provision for income taxes	$(153,900)	$(244,876)

Adjustments to reconcile loss before provision for income taxes to cash provided by operating activities:
Depreciation and amortization	5,261	14,572
Bad debts	1,250	24,941
Product development cost written off	53,003	75,368

Changes in assets and liabilities:
Accounts receivable - trade	62,382	(71,973)
Prepayments	(1,109)	11,985
Lease right to use asset	10,330
Accounts payable	8,485	65,841
Payroll, employee benefits, severance	(1,312)	(29,930)
Short term overdraft	(1,035)	(17,813)
Due to related parties	146,903	78,964
Taxes payable	12,311	9,730
Lease creditor	(2,126)	(6,124)
Retirement benefit	7,301	(28,448)
Lease liability	(10,333)	-
Accruals and other payables	(41,730)	(6,355)
Net cash provided by operating activities	$95,684	$(124,118)

Investing activities:
Acquisition of property and equipment	-	(913)
Sale proceeds of disposal of property and equipment	-	445
Intangible assets	(9,050)	(45,114)

Net cash used in investing activities	$(9,050)	$(45,582)

Financing activities:
Long term loan- Bank	16,294	-
Proceeds from issuance of common Stock	-	100,000

Net cash provided by financing activities	$16,294	$100,000

Effect of exchange rate changes on cash	(121,970)	81,485
Net decrease in cash	$(19,042)	$11,785
Cash, beginning of period	50,703	2,698

Cash, end of period	$31,661	$14,483

Supplemental disclosure of cash flow information:
Cash paid for interest	$42,350	$62,432
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Duo World, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Deficit

	Common Share Capital		Preferred Share Capital		Additional Paid-in	Accumulated	Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

March 31, 2020	67,754,296	67,754	5,000,000	5,000	11,641,336	(15,508,871)	467,785	(3,326,996)

Net loss	-	-	-	-	-	(21,163)	-	(21,163)

Other comprehensive income	-	-	-	-	-	-	(62,875)	(62,875)

June 30, 2020	67,754,296	67,754	5,000,000	5,000	11,641,336	(15,530,034)	404,910	(3,411,034)

Net loss	-	-	-	-	-	(36,751)	-	(36,751)

Other comprehensive income	-	-	-	-	-	-	(36,192)	(36,192)

September 30, 2020	67,754,296	67,754	5,000,000	5,000	11,641,336	(15,566,786)	368,718	(3,483,978)

Net loss	-	-	-	-	-	(95,985)	-	(95,985)

Other comprehensive income	-	-	-	-	-	-	(11,253)	(11,253)

December 31, 2020	67,754,296	67,754	5,000,000	5,000	11,641,336	(15,662,770)	357,465	(3,591,216)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $153,897 and $244,876 for the nine months ended December 31, 2020 and 2019, respectively; net cash provided by operations of $95,684 and $(124,118) for the nine months ended December 31, 2020 and 2019, respectively; working capital deficit of $2,767,769 and $2,564,709 as of December 31, 2020 and March 31, 2020, respectively; outstanding statutory dues towards employee provident fund and employee trust fund of $406,041 and $409,413 as of December 31, 2020 and March 31, 2020, respectively; and a stockholders´ deficit of $3,591,213 and $3,326,996 as of December 31, 2020 and March 31, 2020, respectively.

The revenue for the nine months ended December 31, 2020 has decreased when compared to the nine months ended December 31, 2019. The Company launched Facetone cloud version in the second quarter of the current financial year and is expecting more revenue from the product. Further, the Company was able to reduce its operating cost in the current quarter and it resulted in reducing the net loss. Considering these trends, the management is confident that the Company will generate sufficient profits to offset the operating losses in the recent future.

Note 3 - Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated Financial Statements include the accounts and transactions of DSSL and DSS (Predecessors) and Duo (Successor). Duo World Inc. is the parent company of its 100% owned subsidiaries, Duo Software (Pvt.) Limited (DSSL) and Duo Software Pte. Limited (DSS). Duo Software Pte. Limited is the parent company of its 100% subsidiary Duo Software India (Private) Limited (India). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2020 and March 31, 2020, there were no cash equivalents.

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

Post Retirement Benefit Plan

The Company has gratuity as post-employment plan for all the eligible employees. The recognition for the gratuity plan is as below.

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

Facetone

‘Facetone’ is a communication and collaboration platform, which provides users the capability of operating and running a high-performance contact center operation efficiently while saving cost and maximizing revenue opportunities. In-built Facetone CRM feature provides the opportunity for contact centers to deliver a superior customer experience and build a better relationship by linking customers and data in real time.

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

Enterprise software solutions– The Company distributes its software product “Facetone- hosted version” with third party telecommunication companies. It is a revenue model where the telecommunication provider hosts the Company’s software applications and makes them available to its customers over the Internet for a monthly subscription fee. The Company charges telecommunication providers a monthly license fee calculated according to number of licenses sold.

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

For the nine months ended December 31, 2020 and 2019, the Company received only cash as consideration for sale of licenses and related services rendered.

For the nine months ended December 31, 2020 and 2019, the Company had the following concentrations of revenues with customers:

Customer	December 31, 2020	December 31, 2019

A	76.74%	74.78%
B	6.95%	2.19%
C	4.89%	7.65%
D	3.69%	6.37%
E	3.04%	2.29%
F	2.68%	1.58%
Other misc. customers	2.01%	5.14%
	100.00%	100.00%

For the nine months ended December 31, 2020 and 2019, the Company had the following sales by products:

Product	December 31, 2020	December 31, 2019

DuoSubscribe	$283,562	$450,779
Facetone	42,632	92,174
Software hosting and reselling	12,618	15,631
Smooth Flow	-	2,581
	$338,812	$561,165

Significant Judgments

The Company’s contracts with customers includes multiple Software products and services to deliver and in the most of the contract the price of the separately identifiable features are stated separately. In the event the price of the multiple products and services are not mentioned in the agreement, the Company allocates transaction prices estimating the standalone selling price of the promised Products and the services. The determination of standalone selling price for each performance obligation requires judgments. The Company determines standalone selling price for performance obligations based on overall pricing strategies, which consider market in which the company operates, historical data analysis, number of users of the product or services, size of the customer and the market price of the hardware used.

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

Deferred Revenue - Deferred revenue represents advance payments for software licenses, services, and maintenance billed in advance of the time revenue is recognized. As at December 31, 2020 and March 31, 2020, the Company recognized deferred revenue $14,175 and $55,684, respectively.

Accrued Revenue/Unbilled Accounts Receivable - Accrued revenue/Unbilled accounts receivable primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period. As at December 31, 2020 and March 31, 2020, unbilled /accrued revenues were $14,688 and $17,886, respectively.

The Company had no contract liabilities and assets recognized for cost to fulfill a requirement of a customer as at December 31, 2020.

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

During the Nine months ended December 31, 2020 and 2019, product research and development cost of $9,050 and $45,114, respectively, were capitalized as “Intangible assets”.

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expenses were incurred during the nine months ended December 31, 2020 and 2019.

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

Comprehensive Income

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from April 1, 2015 through December 31, 2020, includes only foreign currency conversion gains (losses), and is presented in the Company’s consolidated statements of comprehensive income.

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the periods ending on December 31, 2020 and March 31, 2020 were as follows:

Foreign Currency Translation Gains (losses)

Balance, March 31, 2020	$467,785
Translation rate gain (loss)	(62,875)
Balance, June 30, 2020	$404,910
Translation rate gain (loss)	(36,192)
Balance, September 30, 2020	$368,718
Translation rate gain (loss)	(11,253)
Balance, December 31, 2020	$357,465

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

Note 5 – Accounts Receivable

Following is a summary of accounts receivable as At December 31, 2020 and March 31, 2020:

	December 31, 2020	March 31, 2020
Accounts receivable – trade	$291,393	$355,512
Less: Provision for doubtful debts	(50,804)	(51,291)
	$240,589	$304,221

As at December 31, 2020 and March 31, 2020, the Company had following concentrations of accounts receivables with customers:

Customer	December 31, 2020	March 31, 2020
A	67.92%	50.25%
B	15.21%	37.54%
C	6.30%	5.44%
D	4.88%	0.47%
E	1.34%	1.67%
Other receivables	4.36%	4.63%
	100.00%	100.00%

Note 6 – Prepaid Expenses and Other Current Assets

Following is a summary of prepaid expenses and other current assets as at December 31, 2020 and March 31, 2020:

	December 31, 2020	March 31, 2020
Security deposits	$18,669	$18,758
Prepayments	6,012	614
Supplier advance	5,415	5,416
ESC receivable	4,748	4,666
Prepayment for other professional services	-	1,083
	$34,844	$30,537

Note 7– Property and Equipment

Following table illustrates net book value of property and equipment as at December 31, 2020 and March 31, 2020:

	December 31, 2020	March 31, 2020
Office equipment	$1,714	$1,685
Furniture & fittings	115,035	113,046
Computer equipment (data processing equipment)	87,743	86,226
Improvements to lease hold assets	17,717	17,410
Website development	24,433	24,035
	$246,643	$242,402
Accumulated depreciation and amortization	(235,728)	(226,487)
Net fixed assets	$10,915	$15,915

Depreciation and amortization expense for the nine months ended December 31, 2020 and 2019 was $5,261 and $14,572, respectively.

Note 8 – Intangible assets

Intangible assets comprise of capitalization of certain costs pertaining to products development which meets the criteria as set forth above under Note 3. Following table illustrates the movement in intangible assets as at December 31, 2020 and March 31, 2020:

	December 31, 2020	March 31, 2020
Opening balance	$644,586	$746,158
Add: Costs capitalized during the year	9,050	43,897
Less: Amount written-off	(53,003)	(95,990)
Translational gain/ (loss)	11,159	(49,479)
Net Intangible Assets	$611,792	$644,586

Note 9 – Short-term borrowings

Following is a summary of short-term borrowings as at December 31, 2020 and March 31, 2020:

	December 31, 2020	March 31, 2020
PAN Asia Bank – short term overdraft	$397,406	$398,361
PAN Asia Bank – loan	60,336	59,292
Commercial Bank	3,175	4,297
	$460,916	$461,950

Bank overdraft facility, obtained from Pan Asia Banking Corporation PLC, contains an interest rate of 9% per annum for $114,056, 11.25% per annum for $118,944 and 12.75% per annum for $160,765 and 28% for above 393,765.

Note 10 – Due to Related Parties

Due to Related Parties – Short term

From time to time, the Company receives advances from related parties such as management, directors or principal shareholders in the normal course of business. Loans and advances received from related parties are unsecured and non-interest bearing. Balances outstanding to these persons for less than 12 months are presented under current liabilities in the accompanying consolidated financial statements. As of December 31, 2020 and March 31, 2020, the Company owed directors $1,068,631 and $921,728, respectively.

Due to Related Parties – Long term

Balances outstanding to related parties for more than 12 months are presented under long-term liabilities in the accompanying consolidated financial statements. As of December 31, 2020 and March 31, 2020, the Company owed directors $1,349,445 and $1,349,675, respectively.

Note 11 – Taxes Payables

Taxes payable comprised of items listed below as at December 31, 2020 and March 31, 2020:

	December 31, 2020	March 31, 2020
PAYE	$171,733	$159,483
WHT payable	3,620	3,557
Stamp duty payable	7	9
	$175,360	$163,049

Note 12 – Accruals and Other Payables

Following is a summary of accruals and other payables as at December 31, 2020 and March 31, 2020:

	December 31, 2020	March 31, 2020
Accruals	$43,351	$43,826
Other payables	17,155	18,015
Accrued interest	6,396	5,209
Audit fee payable	1,679	1,750
	$68,580	$68,800

Note 13 – Cost of Revenue

Following is the summary of cost of revenue for the nine months ending December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Product development cost written off	$53,003	$75,368
Support services	42,031	65,980
Purchases	9,405	11,800
Implementation cost	9,154	48,486
Consultancy, contract basis employee cost	1,311	2,720
Other external services	1,480	1,015
	$116,384	$205,369

Note 14 – General and Administrative Expenses

Following is the summary of general and administrative expenses for the nine months ending December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019

Directors remuneration	$95,307	$97,848
Legal fee	13,699	13,711
Consulting fee	10,318	17,690
OTC Market fees	9,748	8,666
Penalties / late payment charges	9,504	11,289
Lease expenses	8,247	-
Audit fee	7,836	6,693
Vehicle allowance	7,313	12,407
EPF	6,698	11,462
Professional fees	4,800	10,372
Other professional services	4,377	4,833
Internet charges	3,519	6,147
Telephone charges	3,242	4,277
ETF	1,674	1,719
Transfer agent fees	1,200	1,565
Office rent	1,161	15,549
Electricity charges	1,005	4,582
Filling fee and subscription	858	1,528
Software rentals	581	734
Office maintenance	548	3,093
Secretarial fees	493	493
Other expenses	367	716
Computer maintenance	334	1,017
Investor relations	329	10,652
Travelling expense	319	-
Staff welfare	233	2,539
Stamp duty expenses	228	3
Courier and postage	189	508
Printing and stationery	78	291
Irrecoverable tax	-	1,862
Gratuity	-	4,892
Expenses Write-off	-	3,602
Insurance expense	-	91
	$194,205	$260,831

Note 15 – Selling and Distribution Expenses

Following is the summery of selling and distribution expenses for the nine months ending December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Vehicle hire charges	$3,900	$4,004
Marketing expenses	83	4,083
Vehicle running expense	-	1,154
Travel expenses	-	363
	$3,983	$9,604

Note 16 - Equity

(A) Common Stock

As at December 31, 2020, the Company had 400,000,000 authorized common shares having a par value of $0. 001. The common shares have been designated with the following rights:

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

During the nine months ended December 31, 2020, the Company has not issued common shares:

(B) Preferred Stock

As at December 31, 2020, the Company had 10,000,000 authorized series “A” preferred shares having a par value of $0.001 per share.

The preferred shares have been designated with the following conversion rights:

●	One preferred share will convert into ten (10) common shares no earlier than 24 months and 1 day after the issuance.

Note 17 – Leases

The Company’s short-term leases primarily consist of office spaces with the lease term less than or equal to 12 months. The total short- term lease expenses and cash paid for the period ended December 31, 2020 and March 31, 2020 are $1,161 and $2,242, respectively. The Company has one operating lease as at March 31, 2020.

As per ASC 842, the Company has no right of use lease asset as at December 30, 2020 and March 31, 2020, lease right to use asset was $10,330. The Company has created a lease liability of $10,333 as at March 31, 2020 and no lease liability was recognized as at December 31, 2020.

The following costs are related to the operating lease of the Company for the Nine months ended December 31, 2020 and the year ended March 31, 2020:

	December 31, 2020	March 31, 2020
Components of total lease cost:
Operating lease expense	$8,247	$17,503
Total lease cost	$8,247	$17,503

Cash Flows

The following cash flow information is related to the operating lease of the Company for the nine months ended December 31, 2020 and the year ended March 31, 2020:

	December 30, 2020	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$8,247	$17,503

Note 18 - Commitments and Contingencies

The Company consults with legal counsel on matters related to litigation and other experts both within and outside the Company with respect to matters in the ordinary course of business. The Company does not have any contingent liabilities in respect of legal claims arising in the ordinary course of business.

Guarantees and security deposits provided by the company existed on the balance sheet date are as follows:

Date	Description	Amount
7/31/2014	Guarantee for SLT	$462
8/10/2015	Guarantee for LOLC	1,303
7/18/2018	Guarantee for Amana bank	517
9/10/2018	Guarantee for ICTA	1,629
10/9/2018	Rent deposit for office space	8,962
10/9/2019	Guarantee for BOC	1,982
10/14/2019	Security deposit for CEB	815
10/21/2019	Security deposit for CEB	326
11/18/2020	Guarantee for HDFC bank	136
		$16,132

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

Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

●	the volatile and competitive nature of our industry,

●	the uncertainties surrounding the rapidly evolving markets in which we compete,

●	the uncertainties surrounding technological change of the industry,

●	our dependence on its intellectual property rights,

●	the success of marketing efforts by third parties,

●	the impact of the COVID-19 pandemic on our operations,

●	the changing demands of customers; and

●	the arrangements with present and future customers and third parties.

Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

Our MD&A is comprised of the following sections:

A.	Business Overview

B.	Critical Accounting Policies

C.	Results of operations for the three months ended December 31, 2020 and December 31, 2019

D.	Results of operations for the nine months ended December 31, 2020 and December 31, 2019

E.	Financial condition as at March 31, 2020 and December 31, 2020

F.	Liquidity and capital reserves

G.	Milestones for next twelve months

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

C. Results of operations for the three months ended December 31, 2020 and December 31, 2019:

The Company had revenues amounting to $64,842 and $177,068, respectively, for three months ended December 31, 2020 and December 31, 2019. Following is a breakdown of revenues for both periods:

	December 31,	December 31,
Product	2020	2019	Change

DuoSubscribe	$46,429	$140,354	$(93,925)
Facetone	14,358	31,342	(16,984)
Software hosting and reselling	4,055	4,526	(471)
Smoothflow	-	846	(846)
	$64,842	$177,068	$(112,226)

Total revenue for the three months ended December 31, 2020 decreased when compared to December 31, 2019.

Decrease in revenue is due to adverse economic conditions of our key customers due to the Pandemic.

For the three months ended December 31, 2020 and December 31, 2019, the Company had the following concentrations of revenues with customers:

	December 31,	December 31,
Customer	2020	2019

A	48.60%	75.50%
B	23.00%	2.39%
C	8.64%	1.89%
D	6.45%	13.31%
Other misc. customers	13.31%	6.91%
	100.00%	100.00%

The total cost of sales amounted to $33,763 and $57,278 for the three months ended December 31, 2020 and December 31, 2019, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	December 31,	December 31,
	2020	2019	Change

Product development cost written off	$16,022	$23,055	$(7,033)
Support services	12,785	15,194	(2,409)
Purchases- hosted servers	4,565	3,705	860
Consultancy, contract basis employee cost	356	-	356
Other external services	35	246	(211)
Implementation and onsite support cost	-	15,079	(15,079)
Total cost of sales	$33,763	$57,278	$(23,515)

The gross income for the three months ended December 31, 2020 and December 31, 2019 amounted to $31,079 and $119,790, respectively, recording a decrease of $88,711.

The total operating expenditure amounted to $86,588 and $121,620 for the three months ended December 31, 2020 and December 31, 2019, respectively. Operating expenditure declined by 29% during the three months ended December 31, 2020 when compared to the operating expenditure of the same period in 2019. The following table sets forth the Company’s operating expenditure analysis for both periods:

	December 31,	December 31,
	2020	2019	Change
General and administrative	$62,032	$80,943	$(18,911)
Salaries and casual wages	19,048	28,834	(9,786)
Selling and distribution	1,310	1,829	(519)
Depreciation	653	4,169	(3,516)
Amortization of web site development	809	476	333
Allowance for bad debts	1,250	5,369	(4,119)
Employee benefit obligation	1,486	-	1,487
	$86,588	$121,620	$(35,032)

Following are the main reasons for the variances in operating expenses of the Company:

General and Administrative Cost

During the three months ended December 31, 2020, general and administrative cost declined by 23% when compared to the same period in 2019. Home Working arrangements were the main reason for the reduction in expenditure.

Salaries and benefits

Salaries and benefits decreased by 34% during the three months ended December 31, 2020 as there was a reduction in the total number of staff when compared to the same period in 2019. Duo’s move towards outsourcing of non-core activities and shifting towards contract employment led to a general decrease in the number of permanent staff, and increase in the overall efficiency in the operations of the company.

Selling and distribution

Marketing expenses decreased during the period ended December 31, 2020 when compared to the same period in 2019.

Depreciation and Amortization expense

Depreciation and amortization expense recorded a decrease of $3,184 during the three months ended December 31, 2020, when compared to the three months ended December 31, 2019.

Allowance for bad debts

During the three months ended December 31, 2019, the bad debts provision decreased by $4,119 when compared to the same period in December 2019.

The Company’s other income and (expense) for the three months ended December 31, 2020 and December 31, 2019 amounted to $(32,175) and $(32,245), respectively. The following table sets forth the Company’s other income and (expense) analysis for both periods:

	December 31,	December 31,
	2020	2019	Changes
Other income	$2	$56	$(54)
Gain on disposals of property and equipment	-	380	(380)
Bank charges	(941)	(681)	(260)
Exchange gain / (loss)	8,777	12,225	(3,448)
Interest expense	(40,013)	(44,226)	4,213
Total other expenses	$(32,175)	$(32,245)	$70

Other expenditures decreased by $70 in the three months ended December 31, 2020, when compared to the three months ended December 31, 2019.

The loss before provision for income taxes for the three months ended December 31, 2020 and December 31, 2019 amounted to $87,683 and $34,075, respectively.

The net loss for the three months ended December 31, 2020 and December 31, 2019 amounted to $95,984 and $46,252, respectively.

The Company’s comprehensive loss for the three months ended December 31, 2020 and December 31, 2019 amounted to $107,238 and $71,263, respectively.

Comprehensive Income / (Loss):	December 31, 2020	December 31, 2019
(Loss) / gain on foreign currency translation	$(11,253)	$(25,011)
Net loss	(95,984)	(46,252)
Comprehensive loss	$(107,238)	$(71,263)

At December 31, 2020 and March 31, 2020, the Company had 67,754,296 and 65,754,296 common shares issued and outstanding, respectively. The weighted average number of shares for the three months ended December 31, 2020 and, 2019 was 67,754,296 and 67,689,079 respectively. The loss per share for both periods was $(0.00) per share and $(0.00) per share, respectively.

D. Results of operations for the nine months ended December 31, 2020 and December 31, 2019:

The Company had revenues amounting to $338,812 and $561,165, respectively, for nine months ended December 31, 2020 and December 31, 2019. Following is a breakdown of revenues for both periods:

	December 31,	December 31,
Product	2020	2019	Change

DuoSubscribe	$283,562	$450,779	$(167,217)
Facetone	42,632	92,174	(49,542)
Software hosting and reselling	12,618	15,631	(3,013)
Smooth Flow	-	2,581	(2,581)
	$338,812	$561,165	$(222,353)

Total revenue for the nine months ended December 31, 2020 decreased by $222,353 when compared to nine months ended December 31, 2019. The decrease is mainly due to the adverse economic condition due to the pandemic.

For the nine months ended December 31, 2020 and December 31, 2019, the Company had the following concentrations of revenues with customers:

	December 31,	December 31,
Customer	2020	2019

A	76.74%	74.78%
B	6.95%	2.19%
C	4.89%	7.65%
D	3.69%	6.37%
Other misc. customers	7.73%	9.01%
	100.00%	100.00%

The total cost of sales amounted to $116,384 and $205,369 for the nine months ended December 31, 2020 and 2019, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	December 31,	December 31,
	2020	2019	Change
Product development cost written off	$53,003	$75,368	$(22,365)
Support services	42,031	65,980	(23,949)
Implementation cost	9,154	48,486	(39,332)
Purchases	9,405	11,800	(2,395)
Consultancy, contract basis employee cost	1,311	2,720	(1,409)
Other external services	1,480	1,015	465
	$116,384	$205,369	$(88,985)

Cost of sales decreased by 43% during the nine months ended December 31, 2020 when compared to the nine months ended December 31, 2019.

The gross income for the nine months ended December 31, 2020 and 2019 amounted to $222,428 and $355,796, respectively.

The total operating expenditures amounted to $273,148 and $407,219 for the nine months ended December 31, 2020 and 2019, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods;

	December 31,	December 31,
	2020	2019	Change
General and administrative	$194,205	$260,831	$(66,626)
Salaries and casual wages	59,463	97,271	(37,808)
Selling and distribution	3,983	9,604	(5,621)
Depreciation	2,674	13,129	(10,455)
Amortization of web site development	2,587	1,443	1,144
Allowance for bad debts	1,250	24,941	(23,691)
Employee benefit obligation	8,985	-	8,986
	$273,148	$407,219	$(134,071)

Following are the main reasons for the variances in operating expenses of the Company:

General and Administrative Cost

The general and administrative expenditure decreased by 26% in the nine months ended December 31, 2020 when compared with nine months ended December 31, 2019. The main reason for the decrease is decrease in office related expenditure.

Salaries and benefits

Salaries and benefits decreased by $37,808 during the nine months ended December 31, 2020 as the total number of staff was reduced when compared to the same period in 2019. The Company moved toward outsourcing of non-core activities and this led to a decrease in the number of permanent staff.

Selling and distribution

There is a decrease of $5,621 in selling and distribution activities during the nine months ended December 31, 2020, when compared with the nine months ended December 31, 2019

Depreciation and amortization of web site development

Depreciation and amortization expense has decreased by $9,311 during the nine months ended December 31, 2020, when compared to the nine months ended December 31, 2019.

Allowance for bad debts

Allowance for bad debts decreased by $23,691 during the nine months ended December 31, 2020 when compared to the nine months ended December 31, 2019.

The loss from operations for the nine months ended December 31, 2020 and 2019 amounted to $50,720 and $51,424, respectively.

The Company’s other income and (expenses) for the nine months ended December 31, 2020 and 2019 amounted to $(73,799) and $(152,790), respectively. The following table sets forth the Company’s other income and (expenses) analysis for both periods:

	December 31,	December 31,
	2020	2019	Changes
Interest expense	$(122,179)	$(132,135)	$9,956
Gain on disposals of property and equipment	-	573	(573)
Write back expenses	2,638	1,692	946
Other income	6	625	(619)
Bank charges	(1,879)	(3,146)	1,267
Exchange (loss) / gain	47,615	(20,399)	68,014
	$(73,799)	$(152,790)	$78,991

Other expenses decreased by $78,991, during the nine months ended December 31, 2020, when compared with the nine months ended December 31, 2019. This decrease was mainly due to the decrease in exchange loss and interest expense during the nine months ended December 31, 2020.

The loss before provision for income taxes for the nine months ended December 31, 2020 and 2019 amounted to $124,518 and $204,213, respectively.

The net loss for the nine months ended December 31, 2020 and 2019 amounted to $153,900 and $244,876, respectively.

The Company’s comprehensive loss for the nine months ended December 31, 2020 and 2019 amounted to $264,221 and $184,900, respectively.

Comprehensive Loss:	December 31, 2020	December 31, 2019
Unrealized foreign currency translation (loss)\ gain	$(110,321)	$59,976
Net loss	(153,900)	(244,876)
Comprehensive loss	$(264,221)	$(184,900)

At December 31, 2020 and March 31, 2020, the Company had 67,754,296 and 65,754,296 common shares issued and outstanding, respectively. The weighted average number of shares for the nine months ended December 30, 2020 and December 31, 2019 was 67,754,296and 67,107,023, respectively. The loss per share for both periods was $(0.00) per share and $(0.00) per share, respectively.

E. Financial condition as at December 31, 2020 and March 31, 2020:

Assets:

The Company reported total assets of $944,489 and $1,074,178 as at December 31, 2020 and March 31, 2020, respectively. 65% of these total assets include intangible assets and 25% of total assets are comprised of accounts receivable of the Company. Our property and equipment include office equipment, computer equipment (Data Processing Equipment), furniture and fittings, web site developments and improvement to leasehold assets having a total net book value of $10,915 and $15,915 as at December 31, 2020 and March 31, 2020, respectively. Furthermore, our current assets as at March 31, 2020 totaled $403,347 and as at December 31, 2020, our current assets were $321,782. These current assets comprised of cash of $31,661, accounts receivable of $240,589, prepaid and other current assets of $34,844 and accrued revenue of $14,688.

Liabilities:

The Company had total liabilities of $4,535,705 and $4,401,174 as at December 31, 2020 and March 31, 2020, respectively. Long term liabilities include balances owed to related parties which are outstanding for more than 12 months. Our current liabilities at March 31, 2020 totaled $2,968,055. We have seen an increase of 4% in current liabilities amounting to $121,498, making total current liabilities of $3,089,554 as at December 31, 2020. These mainly include short term third party debt, payroll liabilities, payable to related parties, deferred revenue, taxes payable, accrued liabilities and our day to day operational creditors.

Stockholder’s Deficit:

At March 31, 2020, the Company had stockholders’ deficit of $3,326,996. At December 31, 2020, the Company had stockholders’ deficit of $3,591,216 which represents an increase of 8%.

The Company had 67,754,296 and 65,754,296 shares issued and outstanding at December 31, 2020 and March 31, 2020, respectively.

F. Liquidity and capital reserves:

The Company had loss from operations of $55,509 and $1,830 for the three months ended December 31, 2020 and 2019, respectively; a total other income (expense) amounting to $(32,175) and $(32,245) for the three months ended December 31, 2020 and 2019, respectively; and a net loss of $95,984 and $46,252 for the three months ended December 31, 2020 and 2019, respectively.

In summary, our cash flows for the nine months ended December 31, 2020 and December 31, 2019 were as follows:

	December 31, 2020	December 31, 2019
Net cash provided by operating activities	$95,684	$(124,118)
Net cash used in investing activities	(9,050)	(45,582)
Net cash provided by financing activities	16,294	100,000

Since inception, we have financed our operations primarily through internally generated funds and the use of our lines of credit with several financial institutions. We had $31,661 in cash; net cash provided by operations of $95,684, for the nine months ended December 31, 2020; working capital deficit of $2,767,772; and stockholders’ deficit of $3,591,216 as of December 31, 2020.

G. Milestones for next twelve months (2021-2022):

Our specific plan of operations and milestones through December 2022 are as follows:

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

Our management intends to:

●	Continue to empower and create value for our human capital;

●	Encourage disruptive technologies;

●	Provide greater opportunities for knowledge sharing; and

●	Sponsor and motivate learning and adoption of new technologies.

c)	Infrastructure

We plan to expand our Global Support Center to cater to the increase in the online (SaaS) customer base.

d)	Financial Performance:

We intend to provide value for all our shareholders by:

●	Continuing to reengineer the operations to increase economy and efficiency, thereby increasing profitability;

●	Increasing free cash flow and efficiently managing the use of funds;

●	Raising capital for marketing of the software products

●	Capitalizing and maximizing on the high growth opportunities in the market

●	Providing a robust and steady capital appreciation.

e)	Corporate Social Responsibility

Our wholly-owned subsidiary, Duo Software (Pvt.) Ltd., was Asia’s first software development company to be certified Carbon Neutral in 2011.

We intend to be environmentally friendly, and continue with the carbon foot print audit and Carbon Neutral Certification.

e)	Financial Performance

We intend to provide value for all our shareholders by:

●	Continuing to increase revenue, efficiently manage operations and break-even.

●	Increasing free cash flow and efficiently managing the use of funds;

●	Raising capital and marketing the software products;

●	Capitalizing and maximizing on the high growth opportunities in the market; and

●	Providing robust and steady capital appreciation.

f)	Corporate Social Responsibility

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

DUO WORLD, INC.

Date: February 16, 2021	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 16, 2021	/s/ Suzannah Jennifer Samuel Perera
Suzannah Jennifer Samuel Perera
Chief Financial Officer
(Principal Accounting and Financial Officer)

