Form 10-K
period 2021-03-31
DUO WORLD INC
filed 2021-06-29
CIK 1635136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (September 30, 2020) was approximately $3,056,680.

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

CAUTIONARY NOTE CONCERNING THE IMPACT OF THE COVID-19 CORONOVIRUS ON OUR BUSINESS

In March 2020, the outbreak of the COVID-19 Coronavirus caused by a novel strain of the coronavirus was recognized as a Global Pandemic by the World Health Organization, and the outbreak has become increasingly widespread all over the World, including the geographical locations in which our Company and our subsidiaries operate and sell our products and services. The COVID-19 Coronavirus Pandemic has and will continue affecting economies and businesses around the World. The Company continues to closely monitor the impact of the COVID-19 Coronavirus outbreak. The impacts of the Pandemic could be material, but, due to the evolving nature of this situation, we are not able at this time to estimate the impact on our current financial, operational or future financial results. Among the factors that could impact our results are: effectiveness of COVID-19 Coronavirus mitigation measures, potential development of effective vaccines and boosters (if deemed necessary), development of effective therapeutics, global and regional economic conditions, reduced business and consumer spending due to both job losses and reduced investment activity, and other factors beyond our control.

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

Duo World’s communications and collaboration platform is used by some of the largest banks, retail chains, financial conglomerates in Sri Lanka.

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

Duo Software Singapore was incorporated on June 5, 2007 in the Republic of Singapore under the Companies Act (Cap 50. 1994 Rev. Ed).

Duo Software India was incorporated on August 30, 2007, under the Companies Act of 1956 in the Republic of India and became a wholly-owned subsidiary of Duo Software Singapore. Currently, the Company is under the process of winding up.

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

During fiscal 2021 and fiscal 2020, we have recognized $286,216 and $558,169 in revenue, respectively, from DuoSubscribe.

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

During fiscal year 2021 and fiscal year 2020, we have recognized $44,115 and $191,233 in revenue, respectively, from Facetone.

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

Smoothflow went live in January 2019 and acquired the first customer in March 2019. During fiscal year 2020 we have recognized $2,529 revenue from Smoothflow.

Major Customers

The Company does business with a few major customers. Major customers are defined as those customers whose annual revenue contributions to the Company are greater or equal to 10% of the Company’s annual revenue. Net sales for the fiscal years ended March 31, 2021, 2020 and 2019 include sales to the following major customers:

Sales
	Year Ended March 31,
Customer	2021	%	2020	%	2019	%
Customer A	$256,549	74	$532,966	69	$415,609	65
Customer B	$29,667	8	$16,482	2	$23,106	4
Customer C	$22,603	6	$128,603	17	$74,224	12
Customer D	$16,435	5	$44,722	6	$9,930	2
Customer E	$13,114	4	$16,204	2	$18,870	3
Total Sales to
Customers A-E	$338,368	97	$738,977	96	$541,739	86

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

Employees

The Company currently has approximately twenty (20) employees. We have employment agreements with our employees, and our officers. We do not anticipate any of our employees being union members.

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

We employ approximately 20 permanent employees worldwide, and outsource all of the non-core activities and tasks to third party or contract employees. At times, we have experienced difficulties in hiring personnel with the desired levels of training and experience. In the technology industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. Since wages in India and Sri Lanka continue to increase at a faster rate than in the United States, we may also experience increased compensation costs that are not offset by either improved productivity or higher sales. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. We have been outsourcing certain non-core activities to third party suppliers. Additionally, quality service depends on our ability to retain employees and control personnel turnover. Any increase in the employee turnover rate could increase recruiting and training costs and could decrease operating effectiveness and productivity. We may not be able to continue to hire, train and retain a significant number of qualified personnel to adequately staff new client projects or expand existing ones.

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

Our three largest clients, Den Networks, LOLC and DFCC, collectively represented 85% of our revenues for the year ended March 31, 2021 and our three largest clients, Den Networks, LOLC, and DFCC represented 92% of our revenues for the fiscal year ended March 31, 2020. While we typically have multiple work orders and/or contracts with our largest customers, which would not all terminate at the same time, the loss of one or more of the larger work orders or contracts with one of our largest customers could adversely affect our business, results of operations and financial condition, if the lost revenues were not replaced with profitable revenues from that client or other clients.

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

Currently, there is a limited public market for our Common Stock. Our Common Stock is quoted on the OTCPink, operated by the OTC Markets Group, Inc. under the symbol “DUUO.” The OTCPink is not a liquid market in contrast to the major stock exchanges. The quotation of our Common Stock on the OTCPink does not guarantee that a meaningful, consistent and liquid trading market exist or will develop.

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

The subsidiary in Sri Lanka is located at No. 6, Charles Terrace, Off Alfred Road, Colombo 03, Sri Lanka on a rented office property. The company occupies two floors, with 2,400 square feet on each floor (total of 4,800 square feet) at a monthly rental of U.S. $533 per month.

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

Fiscal 2021	High	Low
First Quarter(1)	$0.123	$0.111
Second Quarter (1)	$0.100	$0.100
Third Quarter(1)	$-	$-
Fourth Quarter (1)	$0.100	$0.100

Fiscal 2020	High	Low
First Quarter(1)	$0.080	$0.080
Second Quarter(1)	$0.160	$0.160
Third Quarter(1)	$0.035	$0.035
Fourth Quarter (1)	$0.025	$0.025

(1)	This represents the closing bid information for the stock on the OTC Bulletin Board. The bid and ask quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.

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

None

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

Our MD&A is comprised of the following sections:

A. Business Overview

B. Critical Accounting Policies

C. Results of operations for the years ended March 31, 2021 and March 31, 2020

D. Financial condition as at March 31, 2021 and March 31, 2020

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

C. Results of operations for the years ended March 31, 2021 and March 31, 2020:

In March 2020, the outbreak of the COVID-19 Coronavirus caused by a novel strain of the coronavirus was recognized as a Global Pandemic by the World Health Organization, and the outbreak has become increasingly widespread all over the World, including the geographical locations in which our Company and our subsidiaries operate and sell our products and services. The COVID-19 Coronavirus Pandemic has and will continue affecting economies and businesses around the World. The Company continues to closely monitor the impact of the COVID-19 Coronavirus outbreak. The impacts of the Pandemic could be material, but, due to the evolving nature of this situation, we are not able at this time to estimate the impact on our current financial, operational or future financial results. Among the factors that could impact our results are: effectiveness of COVID-19 Coronavirus mitigation measures, development of effective vaccines and boosters (if deemed necessary), development of effective therapeutics, global and regional economic conditions, reduced business and consumer spending due to both job losses and reduced investment activity, and other factors beyond our control.

The Company had revenues amounting to $346,478 and $771,905, respectively, for the year ended March 31, 2021 and March 31, 2020. Following is a breakdown of revenue for both years:

Product	March 31, 2021	March 31, 2020	Change

DuoSubscriber	$286,216	$558,169	$(271,953)
Facetone	44,115	191,233	(147,118)
Software hosting and reselling	16,147	19,974	(3,827)
Smoothflow	-	2,529	(2,529)
	$346,478	$771,905	$(425,427)

Total revenue for the fiscal year ended March 31, 2021 decreased by $425,427 when compared to fiscal year ended March 31, 2020. The decrease is mainly due to the adverse economic condition due to the pandemic.

For the years ended March 31, 2021 and March 31, 2020, the Company had the following concentrations of revenue with customers:

Customer	March 31, 2021	March 31, 2020

A	74.04%	69.05%
B	8.56%	2.14%
C	6.52%	16.66%
D	4.74%	5.79%
E	3.78%	2.10%
Other Misc. customers	2.36%	4.26%
	100.00%	100.00%

The total cost of sales amounted to $285,805 and $255,387 for the years ended March 31, 2021 and March 31, 2020, respectively. The following table presents the Company’s cost of sales breakdown for both years:

	March 31, 2021	March 31, 2020	Change
Product development cost written off	$206,433	$95,990	$110,443
Developer support and implementation	53,381	78,927	(25,546)
Purchases	13,864	15,050	(1,186)
Implementation and onsite support cost	9,095	58,935	(49,840)
Consultancy, contract basis employee cost	1,524	5,514	(3,990)
Cost of services	1,508	971	536
	$285,805	$255,387	$30,418

Cost of sales increased by $30,418 in the year ended March 31, 2021 when compared to the year ended March 31, 2020. Major component of decrease in cost of sales is due to increase in product development cost written off.

The gross income for the years ended March 31, 2021 and March 31, 2020 amounted to $60,673 and $516,518, respectively.

The total operating expenditure amounted to $391,396 and $559,182 for the years ended March 31, 2021 and March 31 2020, respectively. Total operating expenditure decreased significantly for the year ended March 31, 2021 when compared to March 31, 2020. The Company recorded reductions in general and administrative, salaries and casual wages and depreciation in 2021. The following table sets forth the Company’s operating expenditure analysis for both years:

	March 31, 2021	March 31, 2020	Change
General and administrative	$275,057	$378,561	$(103,504)
Salaries and casual wages	70,813	124,979	(54,166)
Selling and distribution	4,884	7,673	(2,789)
Depreciation	3,108	15,863	(12,755)
Amortization of web site development	3,342	2,067	1,275
Allowance for bad debts	34,192	30,039	4,153
Total operating expenses	$391,396	$559,182	$(167,786)

Following are the main reasons for the variances in operating expenses of the Company:

General and Administrative Cost

During the year ended March 31, 2021, general and administrative costs decreased by 27% when compared to the year ended March 31, 2020.

Salaries and benefits

Salaries and benefits decreased by 43% during the year ended March 31, 2021, when compared with the same period in 2020, in line with the reduction in total number of permanent staff during the year.

The Company moved towards outsourcing of non-core activities and shifting towards contract employment lead to a general decrease in the number of permanent staff, and increase in the overall efficiency in the operations of the company.

Selling and distribution

There was a decrease of $2,789 in selling and distribution activities in the year ended March 31, 2021.

Depreciation and amortization of web site development cost

Depreciation and amortization expense has decreased by $11,480 during the year ended March 31, 2021, when compared to the year ended March 31, 2020, as the majority of the assets have been fully depreciated.

Allowance for bad debts

Allowance for bad debts has increased by $4,153 in the fiscal year ended March 31, 2021, when compared to the fiscal year ended March 31, 2020.

The loss from operations for the year ended March 31, 2021 and March 31, 2020 amounted to $330,723 and $42,664, respectively.

The Company’s other income and (expenses) for the year ended March 31, 2021 and March 31, 2020 amounted to ($167,682) and ($276,398), respectively. The following table sets forth the Company’s other income and (expenses) analysis for both years:

	March 31, 2021	March 31, 2020	Change
Interest expense	$(162,903)	$(189,026)	$26,123
Gain/ (Loss) on disposals	-	575	(575)
Other income	9,137	5,377	3,760
Bank charges	(2,401)	(3,781)	1,380
Exchange gain/ (loss)	(11,515)	(89,544)	78,029
Total other income	$(167,682)	$(276,398)	$108,716

Other expenses decreased by $108.716 during the year ended March 31, 2021 as compared to the other income of the year ended March 31, 2020. This increase was primarily due to decrease in exchange loss during the reporting period.

The loss before provision for income taxes for the years ended March 31, 2021 and March 31, 2020 amounted to $498,405 and $319,062, respectively.

The net loss for the years ended March 31, 2021 and March 31, 2020 amounted to $532,856 and $373,330, respectively.

The Company’s comprehensive loss for the years ended March 31, 2021 and March 31, 2020 amounted to $452,101 and $171,780, respectively.

Comprehensive Income / (Loss):	March 31, 2020	March 31, 2019
Gain / (loss) on foreign currency translation	$80,754	$201,550
Net loss	(532,856)	(373,330)
Comprehensive loss	$(452,101)	$(171,780)

For the years ended March 31, 2021 and March 31, 2020, the Company had 67,754,296 and 67,754,296 common shares issued and outstanding, respectively. The weighted average number of shares for the years ended March 31, 2021 and March 31, 2020 was 67,754,296 and 66,737,903, respectively. The loss per share for both years was $(0.00) per share and $(0.00) per share, respectively.

D. Financial condition as at March 31, 2021 and March 31, 2020:

Assets:

The Company reported total assets of $620,286 and $1,074,178 as at March 31, 2021 and March 31, 2020, respectively. 69% of total assets are comprised of intangible assets, 22% of these total assets include net accounts receivables and 3% of total assets include Cash and cash equivalents. Our property and equipment include office equipment, computer equipment (Data Processing Equipment), furniture and fittings, web site developments and improvement to lease- hold assets having a total net book value of $8,974 and $15,915 as at March 31, 2021 and March 31, 2020, respectively. Furthermore, our current assets at March 31, 2020 totaled $403,347 and as at March 31, 2021, these current assets amounted to $183,242 comprised of cash of $21,571, accounts receivable of $135,872, prepaid and other current assets of $24,723 and accrued revenue of $1,076.

Liabilities:

The Company had total liabilities of $4,399,384 and $4,401,174 as at March 31, 2021 and March 31, 2020, respectively. Long term liabilities include balances owed to related parties which are outstanding for more than 12 months. Our current liabilities at March 31, 2020 totaled $2,968,055. We have seen a 1% increase in current liabilities amounting to $41,459, making total current liabilities of $3,009,514 as at March 31, 2021. These mainly include short term third party debt, payroll liabilities, payable to related parties, taxes payable, accrued liabilities and our day to day operational creditors.

Shareholder’s Deficit:

At March 31, 2020, the Company had shareholders´ deficit of $3,326,996. At March 31, 2021, the Company had shareholders´ deficit of $3,779,098, which represents an increase of $452,102.

The Company had 67,754,296 and 67,754,296 common shares issued and outstanding at March 31, 2021 and March 31, 2020, respectively and had 5,000,000 preferred shares issued and outstanding at March 31, 2021 and March 31, 2020, respectively.

E. Liquidity and capital reserves:

The Company had loss from operations of $330,723 and $42,664 for the years ended March 31, 2021 and March 31, 2020, respectively; a total other income/ expense amounting to ($167,682) and ($276,398) for the year ended March 31, 2021, and March 31, 2020, respectively; and a net loss of $532,856 and $373,330 for the year ended March 31, 2021 and March 31, 2020, respectively.

In summary, our cash flows for the years ended March 31, 2021 and March 31, 2020 were as follows:

	March 31, 2021	March 31, 2020
Net cash provided by / (used in) operating activities	$(130,613)	$(251,924)
Net cash used in investing activities	(12,657)	(53,368)
Net cash provided by financing activities	13,916	100,000

Since inception, we have financed our operations primarily through internally generated funds and the use of our lines of credit with financial institutions. We had $21,571 in cash; net cash provided by operations of ($130,613) for the year ended March 31, 2021; working capital deficit of $2,826,272 and shareholders´ deficit of $3,779,098 as of March 31, 2021.

F. Milestones for next twelve months (2021-2022):

Our specific plan of operations and milestones through March 2022 are as follows:

1)	Product Development and Launch:

Capitalize on the post-Covid business landscape by completing development of the Saas version of Facetone and launch it online.

2)	Consolidate:

The company will consolidate its business activities in order to become more efficient and re-launch the business.

3)	Knowledge Capital, Learning and Innovation.

Our greatest strength is our human capital. We have the ability to continue to innovate and set trends within the industries in which we operate, due to our ability to innovate and create value in our products.

Our management intends to:

●	Continue to empower and create value for our human capital;

●	Encourage disruptive technologies;

●	Provide greater opportunities for knowledge sharing; and

●	Sponsor and motivate learning and adoption of new technologies

4)	Financial Performance

We intend to:

●	Reduce operational cost and break even.

●	Maximizing the utilization of capital towards revenue generation.

5)	Corporate Social Responsibility

Our wholly-owned subsidiary, Duo Software (Pvt.) Ltd., was Asia’s first software development company to be certified Carbon Neutral in 2011.

We intend to be environmentally friendly, and continue with the carbon foot print audit and Carbon Neutral Certification in future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data may be found beginning at page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Annual Report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiency which we had assessed as a material weakness as of March 31, 2021, during our assessment of our internal control over financial reporting as follows:

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Note	Bonus ($)		Stock Awards ($)		All other stock compensation ($)	Total ($)
Muhunthan Canagasooryam	2021	$87,109			$-		$-	$-	$87,109
President, Chief	2020	$89,964			$-		$-	$-	$89,964
Architect and Director	2019	$92,628			$-		$-	$-	$92,628

Suzannah Jennifer Samuel	2021	$38,697		$		$		$-	$38,697
Perera	2020	$47,959			$-		$-	$-	$47,959
Chief Financial	2019	$51,264			$-		$-	$-	$51,264
Officer and Director

Mahmud Riad Ameen	2021	$-			$-		$-	$-	$-
Legal Director and	2020	$-			$-		$-	$-	$-
Director	2019	$-			$-		$-	$-	$-

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

We have only three members on our board of directors and do not currently have a compensation committee. However, we intend to expand our board of directors in the fiscal year ending March 31, 2022 by appointing or electing additional directors who will be deemed to be independent directors. The presence of independent directors on our board of directors will allow us to form and constitute a compensation committee of our board of directors.

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

Our board of directors has not set any performance objectives or benchmarks for our fiscal year ending March 31, 2022, as it intends for those objectives and benchmarks to be determined by the compensation committee once it is constituted and then approved by the board. In the event we do not constitute a compensation committee for the current fiscal year ending March 31, 2022, our board of directors will determine any applicable performance objectives or benchmarks and determine appropriate levels of compensation. However, we anticipate that compensation benefits will include competitive salaries, bonuses (cash and equity based), health insurance and stock option plans commensurate with companies of similar size in our industry.

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

STOCK OPTION AND OTHER COMPENSATION PLANS.

The Company did not award stock options to employees and executive officers during the year ended March 31, 2021.

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

The following tables set forth the ownership of our common stock as of March 31, 2021, by (a) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; and (b) by all of our named officers and directors and by all of our named executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares and are beneficial owners of the shares indicated in the tables, except as otherwise noted by footnote.

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

The first such loan agreement, dated July 16, 2010, was between Mr. Canagasooryam, as lender, and DSSL, as borrower. The current amount of principal due under this loan agreement to Mr. Canagasooryam is $522,988. This loan was increased to U.S. $813,572 pursuant to a loan agreement dated March 1, 2018.

The second such loan agreement, dated December 1, 2012, was between Mr. Canagasooryam, as lender, and DSS, as borrower. This agreement provided for a loan of Singapore Dollar 670,000. The current amount of principal due under this facility to Mr. Canagasooryam is $505,343.

The third such loan agreement, dated March 1, 2018 was between Mr. Canagasooryam, as lender, and Duo World Inc., as borrower. This agreement provided for a loan of U.S. $27,000.

The total owed by the Company to Mr. Canagasooryam under the above loan agreements was $1,345,915 and $1,349,675 at March 31, 2021 and March 31, 2020, respectively. The loans have a fixed interest rate of eight percent per annum and will mature on March 1, 2024. The amounts owed under such loans will be repaid, upon the election of Mr. Canagasooryam, either in cash by utilizing the earnings of the Company or by conversion of the debt to Common Stock issued to Mr. Canagasooryam at a price to be determined in the future. In addition to the loan agreements above, from time to time, Mr. Canagasooryam advances small amounts of money to the Company, or pays small amounts of expenses on behalf of the Company, for no interest. These smaller amounts are included in our March 31, 2021 and March 31, 2020 financial statements as “Due to Related Party – Short Term.” As of March 31, 2020, short term loans due to Mr. Canagasooryam amounted to $921,728. As of March 31, 2021, short term loans due to Mr. Canagasooryam amounted to $1,063,397. These amounts fluctuate from time to time and are repaid, over time, by the Company. These short term advances and loans by Mr. Canagasooryam are not governed by written loan agreements.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

1)	Audit Fees: We have recognized an expense of $21,221 for our auditors, Manohar Chowdhry & Associates, for the audit of annual financial statements for the year ended March 31, 2021 and quarterly reviews for three quarters.

A fee of $16,150 was recorded as the audit of annual financial statements for the year ended March 31, 2021.

2)	Audit-Related Fees: During fiscal years ended March 31, 2021 and 2020, our auditors did not receive any fees for any audit-related services.

3)	Tax Fees: None.

4)	All Other Fees. None.

5)	Audit Committee’s Pre-Approval Policies and Procedures.

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

During the 2021 and 2020 fiscal years, the Company used the following pre-approval procedures related to the selection of our independent auditors and the services they provide: unanimous consent of all directors via a board resolution.

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

None.

Duo World, Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2021 and 2020

F-1

Draft Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Duo World Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Duo World Inc. and its subsidiaries (the "Company") as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholder’s equity and cash flows, for each of the two years in the period ended March 31, 2021, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2021, in conformity with the accounting principles generally accepted in United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

1.	Intangible Assets

Description of the Matter

As described in Note 8 to the consolidated financial statements as at March 31, 2021, the Company has written of intangible asset of $129,337 as management decided to discontinue the product Digin. Management assessed the feasibility of the product in the current market conditions and the probable additional costs which the entity may have to incur to make it marketable which are substantial.

Auditing management’s accounting for and disclosure of the writing off of the asset was complex and highly judgmental as it involved our assessment of the significant judgments made by management when assessing the feasibility of the product or when determining an estimate of costs and resources to be involved or whether an estimate of the loss or range of loss could be made.

How we addressed the matter in our audit

We obtained an understanding about evaluation of product development costs, amortization and write offs. We have reviewed the Company’s assessment about the likely cost that may have to be incurred and the feasibility of the products.

To test the Company’s assessment of the writing off the intangible assets among other procedures. We have reviewed that the product was capitalized in 2015 and over the years the Company’s effort in generating revenue has not been materialised. We read the minutes of the meetings of the Board of Directors, read letters received directly by us from Chief Operating Officer, and evaluated the status of products based on discussions with management. We also evaluated the appropriateness of the related disclosures.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Manohar Chowdhry & Associates

Chartered Accountants

We are serving as the Company’s auditor since 2016

Bengaluru, India

Date 29-06-2021

Duo World, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2021	March 31, 2020
	(Audited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$21,571	$50,703
Accounts receivable – trade	135,872	304,221
Prepaid expenses and other current assets	24,723	30,537
Accrued revenue	1,076	17,886
Total Current Assets	183,242	403,347

Non Current Assets
Property and equipment, net of accumulated depreciation of $220,918 and $226,487 respectively	8,974	15,915
Intangible assets, net	428,070	644,586
Lease right to use asset	-	10,330
Total Non Current Assets	437,044	670,831

Total Assets	$620,286	$1,074,178

LIABILITIES and SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$541,766	$530,872
Payroll, employee benefits, severance	530,394	577,513
Short term borrowings	430,993	461,950
Due to related parties	1,063,397	921,728
Payable for acquisition	185,762	185,762
Taxes payable	165,924	163,049
Accruals and other payables	88,380	68,800
Lease creditors	-	2,697
Deferred revenue	2,898	55,684
Total Current liabilities	3,009,514	2,968,055

Long Term Liabilities
Due to related parties	1,345,915	1,349,675
Employee benefit obligation	30,039	73,111
Long term loan	13,916	-
Operating lease	-	10,333
Total Long Term liabilities	1,389,870	1,433,119

Total liabilities	$4,399,384	$4,401,174

Commitments and contingencies (Note 18)

Shareholders’ Deficit
Ordinary shares: $0.001 par value per share; 400,000,000 shares authorized; 67,754,296 and 67,754,296 shares issued and outstanding, respectively	$67,754	$67,754
Convertible series “A” preferred shares: $0.001 par value per share; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Additional paid in capital	11,641,336	11,641,336
Accumulated deficit	(16,041,727)	(15,508,871)
Accumulated other comprehensive income	548,539	467,785
Total shareholders’ deficit	(3,779,098)	(3,326,996)

Total Liabilities and Shareholders’ Deficit	$620,286	$1,074,178

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Audited)

	For the year ended,
	March 31, 2021	March 31, 2020

Revenue	$346,478	$771,905
Cost of revenue (exclusive of depreciation presented below)	(285,805)	(255,387)
Gross Income	60,673	516,518

Operating Expenses
General and administrative	275,057	378,561
Salaries and casual wages	70,813	124,979
Selling and distribution	4,884	7,673
Depreciation	3,108	15,863
Amortization of web site development	3,342	2,067
Allowance for bad debts	34,192	30,039
Total operating expenses	391,396	559,182
Loss from operations	$(330,723)	$(42,664)

Other income (expenses):
Interest expense	$(162,903)	$(189,026)
Gain on disposals of property and equipment	-	575
Other income	9,137	5,377
Bank charges	(2,401)	(3,781)
Exchange (loss) / gain	(11,515)	(89,544)
Total other income (expenses)	(167,682)	(276,398)

Loss before provision for income taxes:	$(498,405)	$(319,062)

Tax Expense :
Provision for income taxes	-	-
Foreign taxes – withheld	(34,451)	(54,268)
Net loss	$(532,856)	$(373,330)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Shares Outstanding	117,754,296	116,737,903

Comprehensive Income (Loss):
Unrealized foreign currency translation (loss) gain	$80,754	$201,550
Net loss	(532,856)	(373,330)
Comprehensive loss	$(452,101)	$(171,780)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Deficit

	Common Share Capital		Preferred Share Capital		Additional Paid-in	Accumulated	Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

March 31, 2019	65,754,296	65,754	5,000,000	5,000	11,543,336	(15,163,357)	266,235	(3,283,032)

Stock issued	2,000,000	2,000.00	-	-	98,000	-	-	100,000
								-
Net loss	-	-	-	-	-	(373,330)	-	(373,330)
								-
Other comprehensive income	-	-	-	-	-	-	201,550	201,550
								-
Prior period adjustments	-	-	-	-	-	27,819	-	27,819
								-
Adjustment on operating lease	-	-	-	-	-	(2)	-	(2)

March 31, 2020	67,754,296	67,754	5,000,000	5,000	11,641,336	(15,508,871)	467,785	(3,326,996)

Net loss	-	-	-	-	-	(532,856)	-	(532,856)

Other comprehensive income	-	-	-	-	-	-	80,754	80,754

March 31, 2021	67,754,296	67,754	5,000,000	5,000	11,641,336	(16,041,727)	548,539	(3,779,098)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Audited)

	For the Period ended,
	March 31, 2021	March 31, 2020
Operating activities:
Loss before provision for income taxes	$(532,856)	$(373,330)

Adjustments to reconcile loss before provision for income taxes to cash provided by operating activities:
Depreciation and amortization	6,450	17,930
Bad debts	34,192	30,039
Gain on disposals of property and equipment	-	575
Previous period adjustments	-	27,819
Product development cost written off	206,433	95,990

Changes in assets and liabilities:
Accounts receivable - trade	134,156	(209,215)
Prepayments	22,624	136,710
Accounts Payable	10,895	41,790
Payroll, employee benefits, severance	(47,119)	(59,124)
Short term overdraft	(30,958)	(69,725)
Due to related parties	141,669	96,737
Taxes payable	2,875	5,879
Lease Creditor	(2,697)	(8,224)
Retirement Benefit	(43,072)	(31,589)
Accruals and other payables	(33,205)	45,814
Net cash provided by operating activities	$(130,613)	$(251,924)

Investing activities:
Acquisition of property and equipment	-	(11,459)
Sale proceeds of disposal of property and equipment	-	1,989
Intangible assets	(12,657)	(43,897)
Net cash used in investing activities	$(12,657)	$(53,368)

Financing activities:
Proceeds from issuance of common Stock	-	100,000
Long term loan	13,916	-
Net cash provided by financing activities	$13,916	$100,000

Effect of exchange rate changes on cash	100,222	253,297
Net decrease in cash	$(29,132)	$48,005
Cash, beginning of period	50,703	2,698
Cash, end of period	$21,571	$50,703

Supplemental disclosure of cash flow information:
Cash paid for interest	$56,057	$80,111

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common shares issued for services	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2021

(Audited)

Note 1 - Organization and Nature of Operations

Duo World Inc. (hereinafter referred to as “Successor” or “Duo”), a reporting company since September 26, 2016, was organized under the laws of the state of Nevada on September 19, 2014. Duo Software (Pvt.) Limited (hereinafter referred to as “DSSL” or “Predecessor”), a company based in Sri Lanka, was incorporated on September 22, 2004 in the Democratic Socialist Republic of Sri Lanka, as a limited liability company. Duo Software (Pte.) Limited (hereinafter referred to as “DSS” or “Predecessor”), a Singapore based company, was incorporated on June 5, 2007 in the Republic of Singapore as a limited liability company. DSS also includes its wholly-owned subsidiary, Duo Software India (Private) Limited (India), which was incorporated on August 30, 2007, under the laws of India. The financial statements of Duo Software India (Private) Limited prepared under realization concept and the management has a plan to wind up the Company and application is made to strike off.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $532,856 and $373,330 for the year ended March 31, 2021 and 2020, respectively; net cash provided by operations of $(130,613) and $(251,924) for the year ended March 31, 2021 and 2020, respectively; working capital deficit of $2,826,272 and $2,564,709 as of March 31, 2021 and March 31, 2020, respectively; outstanding statutory dues towards employee provident fund and employee trust fund of $373,142 and $409,413 as of March 31, 2021 and March 31, 2020, respectively; and a stockholders´ deficit of $3,779,098 and $3,326,996 as of March 31, 2021 and March 31, 2020, respectively.

The Company has its plan to increase the revenue from its cloud products and recover the current losses. And also, the Company has evaluated its costs and reduced none core expenses. Staff costs, rent costs, office expenses were reduced as a result.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2021 and March 31, 2020, there were no cash equivalents.

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

For the period ended March 31, 2021 and 2020, the Company received only cash as consideration for sale of licenses and related services and not in kind.

For the years ended March 31, 2021 and 2020, the Company had following concentrations of revenues with customers:

Customer	March 31, 2021	March 31, 2020

A	74.04%	69.05%
B	8.56%	2.14%
C	6.52%	16.66%
D	4.74%	5.79%
E	3.78%	2.10%
Other Misc. customers	2.36%	4.26%
	100.00%	100.00%

For the years ended March 31, 2021 and 2020, the Company had following sales by products:

Product	March 31, 2021	March 31, 2020

Duo Subscriber	$286,216	$558,169
Facetone	44,115	191,233
Software hosting and reselling	16,147	19,974
Smoothflow	-	2,529
	$346,478	$771,905

During the year three customers terminated their contracts with the Company, and the revenue loss from the termination expected to be 82%.

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

Deferred Revenue - Deferred revenue represents advance payments for software licenses, services, and maintenance billed in advance of the time revenue is recognized. As at March 31, 2021, and March 31, 2020, deferred revenue recognized were $2,898 and 55,684 respectively.

Accrued Revenue/Unbilled Accounts Receivable - Accrued revenue/Unbilled accounts receivable primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period. As at March 31, 2021 and March 31, 2020, unbilled/accrued revenues were $1,076 and $17,886, respectively.

The Company had no contract liabilities and asset recognized for cost to fulfill a requirement of a customer as at March 31, 2021.

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

During the year ended March 31, 2021 and 2020, product research and development cost of $12,657 and $43,897, respectively, were capitalized as “Intangible assets.”

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expenses were incurred during the period ended March 31, 2021 and 2020.

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

Comprehensive Income

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from April 1, 2015 through March 31, 2021, includes only foreign currency conversion gains (losses), and is presented in the Company’s consolidated statements of comprehensive income.

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the period ending on March 31, 2021 were as follows:

Foreign Currency Translation gains (losses)

Balance, March 31, 2019	$266,235
Translation rate gain (loss)	201,550
Balance, March 31, 2020	$467,785
Translation rate gain (loss)	80,754
Balance, March 31, 2021	$548,539

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

Note 5 – Accounts Receivable

Following is a summary of accounts receivable as at March 31, 2021 and March 31, 2020:

	March 31, 2021	March 31, 2020
Accounts receivable – Trade	$213,452	$355,512
Less: Provision for doubtful debts	(77,580)	(51,291)
	$135,872	$304,221

At March 31, 2021 and March 31, 2020, the Company had following concentrations of accounts receivable with customers:

Customer	March 31, 2021	March 31, 2020
A	89.64%	50.25%
B	3.46%	5.44%
C	3.02%	1.67%
D	0.00%	37.54%
E	0.00%	2.66%
Other receivables	3.88%	2.44%
	100.00%	100.00%

Note 6 – Prepaid Expenses and Other Current Assets

Following is a summary of prepaid expenses and other current assets as at March 31, 2021 and March 31, 2020;

	March 31, 2021	March 31, 2020
Security deposits	$17,509	$18,758
Supplier advance	5,411	5,416
Prepayments	1,646	614
ESC receivable	-	4,666
Prepayment for other professional services	-	1,083
Other receivables	157	-
	$24,723	$30,537

Note 7 – Property and Equipment

Following table illustrates net book value of property and equipment as at March 31, 2021 and March 31, 2020;

	March 31, 2021	March 31, 2020
Office equipment	$1,597	$1,685
Furniture & fittings	107,177	113,046
Computer equipment (data processing equipment)	81,749	86,226
Improvements to lease hold assets	16,506	17,410
Website development	22,862	24,035
	229,891	242,402
Accumulated depreciation and amortization	(220,918)	-226,487
Net fixed assets	$8,974	$15,915

Depreciation and amortization expense for period ended March 31, 2021 and 2020 was $6,450 and $17,930, respectively.

Note 8 – Intangible Assets

Intangible assets comprise of capitalization of certain costs pertaining to product development, which meet the criteria as set forth above under Note 3. Following table illustrates the movement in intangible assets as at March 31, 2020 and March 31, 2019:

	March 31, 2021	March 31, 2020
Opening balance	$644,586	$746,158
Add: Costs capitalized during the year	12,657	43,897
Less: Amount written-off	(206,433)	(95,990)
Translational gain/ (loss)	(22,740)	(49,479)
Net Intangible Assets	$428,070	$644,586

As at March 31, 2021 intangible assets of $129,337 was written off, as the management decided to discontinue the product Digin.

Note 9 – Short Term Borrowings

Following is a summary of short-term borrowings as at March 31, 2021 and March 31, 2020;

	March 31, 2021	March 31, 2020
PAN Asia Bank – short term overdraft	$372,291	$398,361
PAN Asia Bank – loan	56,214	59,292
Commercial Bank	2,488	4,297
	$430,993	$461,950

Bank overdraft facility, obtained from Pan Asia Banking Corporation PLC, contains an interest rate of 9% per annum for $106,265, 11.25% per annum for $110,819 and 12.75% per annum for $149,782 and 28% for above 366,866.

Note 10 – Due to Related Parties

Due to Related Parties – Short term

From time to time, the Company receives advances from related parties such as officers, directors or principal shareholders in the normal course of business. Advances received from related parties are unsecured and non-interest bearing. Balances outstanding to these persons for less than 12 months are presented under current liabilities in the accompanying consolidated financial statements. As of March 31, 2021, and March 31, 2020 the Company owed directors $1,063,397 and $921,728, respectively.

Due to Related Parties – Long term

Loans outstanding to related parties for more than 12 months are presented under long-term liabilities in the accompanying consolidated financial statements. As of March 31, 2021 and March 31, 2020, the Company owed directors $1,345,915 and $1,349,675, respectively.

Note 11 – Taxes Payable

Taxes payable are comprised of items listed below as at March 31, 2021 and March 31, 2020;

	March 31, 2021	March 31, 2020
PAYE	$162,546	$159,483
WHT payable	3,373	3,557
Stamp duty payable	5	9
	$165,924	$163,049

Note 12 – Accruals and Other Payables

Following is a summary of accruals and other payables as at March 31, 2021 and March 31, 2020;

	March 31, 2021	March 31, 2020
Accruals	$60,242	$43,826
Other payables	17,000	18,015
Accrued interest	8,763	5,209
Audit fee payable	2,375	1,750
	$88,380	$68,800

Note 13 – Cost of Revenue

Following is the summary of cost of revenue for the period ending March 31, 2021 and 2020;

	March 31, 2021	March 31, 2020
Product development cost written off	$206,433	$95,990
Developer support and implementation	53,381	78,927
Purchases	13,864	15,050
Implementation and onsite support cost	9,095	58,935
Consultancy, contract basis employee cost	1,524	5,514
Cost of services	1,508	971
	$285,805	$255,387

Note 14 – General and Administrative Expenses

Following is the summary of general and administrative expenses for the period ending March 31, 2021 and 2020;

	March 31, 2021	March 31, 2020
Directors remuneration	120,055	129,323
Audit fees	25,583	25,809
Consulting fee	16,971	21,113
OTC market fees	12,998	11,917
Other professional services	12,599	5,971
Penalties / late payment charges	12,560	14,530
Secretarial fees	9,859	701
Lease expense	9,738	17,503
Legal fees	9,000	18,192
Vehicle allowance	8,940	14,727
Gratuity	8,800	7,223
EPF	7,974	9,089
Internet charges	4,563	7,844
Telephone charges	4,037	5,830
ETF	1,994	2,272
Professional fees	1,830	14,958
Office rent	1,630	2,242
Electricity charges	1,204	4,962
Fee and subscription	861	1,670
Office maintenance	817	3,945
Software rentals	798	809
Other expenses	678	2,113
Computer maintenance	370	1,183
Stamp duty expense	342	40
Public relations	329	658
Staff welfare	231	3,063
Courier and postage	204	586
Printing and stationery	92	315
Impairment allowance on receivables	-	25,034
Accounts write- off	-	13,705
Investor facilitator fee	-	9,994
Irrecoverable Tax	-	1,150
Insurance expense	-	90
	275,057	378,561

Note 15 – Selling and Distribution Expenses

Following is the summary of selling and distribution expenses for the period ending on March 31, 2021 and 2020;

	March 31, 2021	March 31, 2020
Vehicle hire charges	$4,270	$5,292
Vehicle running expenses	533	1,922
Marketing expenses	81	459
	$4,884	$7,673

Note 16 – Income Taxes

Income Tax expense consists of the following:

	March 31, 2021	March 31, 2020

Current taxes Nevada	$-	$-
Sri Lanka- taxes withheld	34,451	54,268
Singapore	-	-
Total Income tax expense	$34,451	$54,268

The income tax provision differs from the amount of tax determined by applying the federal statutory rate on account of the following items;

●	Brought forward losses
●	Unabsorbed depreciation

The components of deferred tax assets and liabilities are as follows:

	March 31, 2021	March 31, 2020
Deferred tax asset arising from tax effect of :
Carry forward losses and unabsorbed depreciation	-	-
Less: Valuation allowance	-	-
Total deferred tax asset (non-current)	-	-

Total deferred tax liability	Nil	Nil

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

Since Duo does not have any undistributed earnings, the Company has not recorded a deferred tax liability associated with the foreign earnings as of March 31, 2021 and 2020.

The Company is not subject to any foreign income taxes for the years ended March 31, 2021 and 2020. The Company may be subject to examination by the Internal Revenue Service (“IRS”) and state taxing authorities for 2021 and 2022 tax years.

Note 17 – Equity

(A)	Common Stock

As at March 31, 2021, the Company had 400,000,000 authorized common shares having a par value of $0. 001. The common shares have been designated with the following rights:

●	Voting rights: Common shareholders can attend an annual general meeting to cast vote or use a proxy.

●	Right to elect board of directors: Common shareholders control the Company through their right to elect the Company’s board of directors; however, the holder of our preferred stock has super-majority voting rights and has power to elect all of the Company’s board of directors.

●	Right to share income and assets: Common shareholders have the right to share the Company’s earnings equally on a per-share basis in the form of dividend. Similarly, in the event of liquidation, shareholders have claim on assets that remain after meeting the obligation to accrued taxes, accrued salary and wages, creditors including bondholders (if any) and preferred shareholders. Thus, common shareholders are residual claimants of the company’s income and assets.

(B)	Preferred Stock

As at March 31, 2021, the Company had 10,000,000 authorized Series “A” preferred shares having a par value of $0.001 per share.

The preferred shares have been designated with the following conversion rights:

●	One preferred share will convert into ten (10) common shares no earlier than 24 months and 1 day after the issuance.

Note 18 – Leases

The Company’s short-term leases primarily consist of office spaces with the lease term less than or equal to 12 months. The total short- term lease expenses and cash paid for the year ended March 31, 2021 and March 31, 2020 are $1,630 and $2,242, respectively. The Company has no operating leases as at March 31, 2021.

As per ASC 842, the Company has created a right of use lease asset of $ 10,330 and right of use liability of $ 10,333 as at March 31, 2020.

The following costs are related to the operating lease of the Company for the year ended March 31, 2020:

	March 31, 2021	March 31, 2020
Components of total lease cost:
Operating lease expense	-	17,503
Total lease cost	-	17,503

Cash Flows

The following cash flow information is related to the operating lease of the Company for the year ended March 31, 2020:

	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	-	17,503

Note 19 - Commitments and Contingencies

The Company consults with legal counsel on matters related to litigation and other experts both within and outside the Company with respect to matters in the ordinary course of business. The Company does not have any contingent liabilities in respect of legal claims arising in the ordinary course of business.

Guarantee provided by the Company existed on the balance sheet date are as follows:

Date	Description	Amount
7/31/2014	Guarantee for SLT	$430
8/10/2015	Guarantee for LOLC	1,214
7/18/2018	Guarantee for Amana bank	482
9/10/2018	Guarantee for ICTA	1,518
10/9/2018	Rent deposit for office space	8,349
10/9/2019	Guarantee for BOC	1,847
10/14/2019	Security deposit for CEB	759
10/21/2019	Security deposit for CEB	304
11/18/2020	Guarantee for HDFC bank	127
		$15,030

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

Duo World, Inc.

Dated: June 29, 2021	By:	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
	Its:	President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: June 29, 2021	By:	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
	Its:	President and Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 29, 2021	By:	/s/ Suzannah Jennifer Samuel Perera
Suzannah Jennifer Samuel Perera
	Its:	Chief Financial Officer, and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: June 29, 2021	By:	/s/ Mahmud Riad Ameen
Mahmud Riad Ameen
	Its:	Director

50