Form 10-Q
period 2021-06-30
DUO WORLD INC
filed 2021-08-16
CIK 1635136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2021, there were 67,754,296 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Duo World, Inc. and Subsidiaries

Consolidated Financial Statements

June 30, 2021

(Unaudited)

F-1

Duo World, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2021	March 31, 2021
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$10,294	$21,571
Accounts receivable - trade	153,606	135,872
Prepaid expenses and other current assets	24,537	24,723
Accrued revenue	3,296	1,076
Total Current Assets	191,733	183,242

Non Current Assets
Property and equipment, net of accumulated depreciation of $222,309 and $220,918 respectively	7,918	8,974
Intangible assets, net	412,589	428,070
Total Non Current Assets	420,507	437,044

Total Assets	$612,240	$620,286

LIABILITIES and SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$552,424	$541,766
Payroll, employee benefits, severance	529,303	530,394
Short term borrowings	438,134	430,993
Due to related parties	1,074,165	1,063,397
Payable for acquisition	185,762	185,762
Taxes payable	166,166	165,924
Accruals and other payables	92,597	88,380
Deferred revenue	31,946	2,898
Total Current liabilities	3,070,497	3,009,514

Long Term Liabilities
Due to related parties	1,350,772	1,345,915
Employee benefit obligation	29,985	30,039
Long term loan	12,036	13,916
Total Long Term liabilities	1,392,793	1,389,870

Total liabilities	$4,463,290	$4,399,384

Commitments and contingencies (Note 17)

Shareholders’ Deficit
Ordinary shares: $0.001 par value per share; 400,000,000 shares authorized; 67,754,296 and 67,754,296 shares issued and outstanding, respectively	$67,754	$67,754
Convertible series “A” preferred shares: $0.001 par value per share; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Additional paid in capital	11,641,336	11,641,336
Accumulated deficit	(16,106,592)	(16,041,727)
Accumulated other comprehensive income	541,452	548,539
Total shareholders’ deficit	(3,851,050)	(3,779,098)

Total Liabilities and Shareholders´ Deficit	$612,240	$620,286

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the three months ended June 30, 2021 and June 30, 2020 (Unaudited)

	For the three months ended,
	June 30, 2021	June 30, 2020

Revenue	$30,662	$140,985
Cost of revenue (exclusive of depreciation presented below)	(28,174)	(45,516)
Gross Income	2,488	95,469

Operating Expenses
General and administrative	31,774	64,723
Salaries and casual wages	7,341	20,133
Selling and distribution	112	1,289
Depreciation	311	1,245
Amortization of web site development	743	926
Allowance for bad debts	16,026	-
Employee benefit obligation	-	2,621
Total operating expenses	56,307	90,937
Loss from operations	$(53,820)	$4,532

Other income (expenses):
Interest expense	$(9,487)	$(41,482)
Other income	1,222	536
Bank charges	(343)	(479)
Exchange (loss) / gain	(2,438)	25,580
Total other income (expenses)	(11,046)	(15,845)

Loss before provision for income taxes:	$(64,865)	$(11,313)

Tax Expense:
Provision for income taxes	-	-
Foreign taxes – withheld	-	(9,850)
Net loss	$(64,865)	$(21,163)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Shares Outstanding	117,754,296	117,754,296

Comprehensive Income (Loss):
Unrealized foreign currency translation (loss) gain	$(7,087)	$(62,875)
Net loss	(64,865)	(21,163)
Comprehensive loss	$(71,952)	$(84,038)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the three months ended June 30, 2021 and June 30, 2020 (Unaudited)

	For the Period ended,
	June 30, 2021	June 30, 2020
Operating activities:
Loss before provision for income taxes	$(64,865)	$(21,163)

Adjustments to reconcile loss before provision for income taxes to cash provided by operating activities:
Depreciation and amortization	1,054	2,171
Bad debts	16,026	-
Product development cost written off	15,895	19,376

Changes in assets and liabilities:
Accounts receivable - trade	(33,759)	8,633
Prepayments	(2,034)	(9,012)
Lease right to use asset	-	6,599
Accounts Payable	10,657	14,321
Payroll, employee benefits, severance	(1,091)	13,255
Short term overdraft	7,142	1,033
Due to related parties	10,767	64,613
Taxes payable	242	6,477
Lease Creditor	-	51
Retirement Benefit	(54)	4,068
Lease liability	-	(5,577)
Accruals and other payables	33,265	(35,252)
Net cash provided by operating activities	$(6,755)	$69,593

Investing activities:
Intangible assets	-	(8,122)
Net cash used in investing activities	$-	$(8,122)

Financing activities:
Long term loan	(1,880)	-
Net cash provided by financing activities	$(1,880)	$-

Effect of exchange rate changes on cash	(2,642)	(76,399)
Net decrease in cash	$(11,277)	$(14,928)
Cash, beginning of period	21,571	50,703

Cash, end of period	$10,294	$35,775

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,487	$(10,944)

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common shares issued for services	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Deficit

	Common Share Capital		Preferred Share Capital		Additional Paid-in	Accumulated	Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

March 31, 2020	67,754,296	$67,754	5,000,000	$5,000	$11,641,336	$(15,508,871)	$467,785	$(3,326,996)

Net loss						(532,856)		(532,856)

Other comprehensive income							80,754	80,754

March 31, 2021	67,754,296	$67,754	5,000,000	$5,000	$11,641,336	$(16,041,727)	$548,539	$(3,779,098)

Net loss						(64,865)		(64,865)

Other comprehensive income							(7,087)	(7,087)

June 30, 2021	67,754,296	$67,754	5,000,000	$5,000	$11,641,336	$(16,106,592)	$541,452	$(3,851,050)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021 and 2020

Note 1 - Organization and Nature of Operations

Duo World Inc. (hereinafter referred to as “Successor” or “Duo”), a reporting company since September 26, 2016, was organized under the laws of the state of Nevada on September 19, 2014. Duo Software (Pvt.) Limited (hereinafter referred to as “DSSL” or “Predecessor”), a company based in Sri Lanka, was incorporated on September 22, 2004 in the Democratic Socialist Republic of Sri Lanka, as a limited liability company. Duo Software (Pte.) Limited (hereinafter referred to as “DSS” or “Predecessor”), a Singapore based company, was incorporated on June 5, 2007 in the Republic of Singapore as a limited liability company. DSS also includes its wholly-owned subsidiary, Duo Software India (Private) Limited (India), which was incorporated on August 30, 2007, under the laws of India. The financial statements of Duo Software India (Private) Limited prepared under realization concept and the management has a plan to wind up the Company and is under the process of Striking off.

On December 3, 2014, Duo Software (Pvt.) Limited (DSSL) and Duo Software Pte. Limited (DSS) executed a reverse recapitalization with Duo World Inc. (Duo). See Note 4. Duo (Successor) is a holding company that conducts operations through its wholly owned subsidiaries, DSSL and DSS (Predecessors), in Sri Lanka, Singapore and India. The consolidated entity is referred to as the “Company.” The Company, having its development center in Colombo, has been in the space of developing products and services for the subscription-based industry. The Company’s applications (“Facetone,” and “Smoothflow”) provide solutions in the space of Customer Life Cycle Management and Work Flow.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $64,865 and $21,163 for the three months ended June 30, 2021 and 2020 respectively; net cash provided by operations of $(6,755) and $69,593 for the three months ended June 30, 2021 and 2020 respectively; working capital deficit of $2,878,764 and $2,826,272 as of June 30, 2021 and March 31, 2021 respectively; outstanding statutory dues towards employee provident fund and employee trust fund of $371,398 and $373,142 as of June 30, 2021 and March 31, 2021, respectively; and a stockholders´ deficit of $3,851,050 and $3,779,098 as of June 30, 2021 and March 31, 2021, respectively.

The Company has planned to launch Facetone cloud version in the second quarter of the current financial year. Further, the Company was able to reduce its Cost of sales and operating cost in the current quarter. Considering these trends the management is confident that the Company shall generate sufficient profits to offset the operating losses in the recent future.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2021, and March 31, 2021, there were no cash equivalents.

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

For the three months ended June 30, 2021 and 2020, the Company received only cash as consideration for sale of licenses and related services and not in kind.

For the three months ended June 30, 2021 and 2020, the Company had following concentrations of revenues with customers:

Customer	June 30, 2021	June 30, 2020

A	40.20%	2.93%
B	26.68%	2.15%
C	17.01%	3.79%
D	9.16%	2.74%
E	0.00%	83.66%
F	0.00%	3.06%
Other misc. customers	6.95%	1.67%
	100.00%	100.00%

For the three months ended June 30, 2021 and 2020, the company had following sales by products:

Product	June 30, 2021	June 30, 2020

Facetone	$27,130	$14,002
Software hosting and reselling	3,532	4,710
Duo Subscriber	-	122,273
	$30,662	$140,985

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

Deferred Revenue - Deferred revenue represents advance payments for software licenses, services, and maintenance billed in advance of the time revenue is recognized. As at June 30, 2021 and March 31, 2021 the Company recognized deferred revenue $31,946 and $2,898, respectively.

Accrued Revenue/Unbilled Accounts Receivable - Accrued revenue/Unbilled accounts receivable primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period. As at June 30, 2021 and March 31, 2021, unbilled /accrued revenues were $3,296 and $1,076, respectively.

The Company had no contract liabilities and assets recognized for cost to fulfill a requirement of a customer as at June 30, 2021.

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

During the three months ended June 30, 2021 the Company has not capitalized product development cost and the three months ended June 2020, product research and development cost of $8,122, were capitalized as “Intangible assets”.

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expenses were incurred during the three months ended June 30, 2021 and 2020.

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

Comprehensive Income

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from April 1, 2015 through June 30, 2021, includes only foreign currency conversion gains (losses), and is presented in the Company’s consolidated statements of comprehensive income.

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the periods ending on June 30, 2021 and March 31, 2021 were as follows:

Foreign Currency Translation gains (losses)

Balance, March 31, 2020	$467,785
Translation rate gain (loss)	80,754
Balance, March 31, 2021	$548,539
Translation rate gain (loss)	7,087
Balance, June 30, 2021	$541,452

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

Note 5 – Accounts Receivable

Following is a summary of accounts receivable as At June 30, 2021 and March 31, 2021;

	June 30, 2021	March 31, 2021
Accounts receivable – Trade	$247,026	$213,452
Less: Provision for doubtful debts	(93,420)	(77,580)
	$153,606	$135,872

As at June 30, 2021 and March 31, 2021, the Company had following concentrations of accounts receivables with customers:

Customer	June 30, 2021	March 31, 2021
A	82.76%	89.64%
B	13.67%	3.46%
C	2.09%	3.02%
Other receivables	1.48%	3.88%
	100.00%	100.00%

Note 6 – Prepaid Expenses and Other Current Assets

Following is a summary of prepaid expenses and other current assets as at June 30, 2021 and March 31, 2021;

	June 30, 2021	March 31, 2021
Security deposits	$17,537	$17,509
Supplier advance	5,411	5,411
Prepayments	997	1,646
Other receivables	592	157
	$24,537	$24,723

Note 7– Property and Equipment

Following table illustrates net book value of property and equipment as at June 30, 2021 and March 31, 2021;

	June 30, 2021	March 31, 2021
Office equipment	$1,600	$1,597
Furniture & fittings	107,334	107,177
Computer equipment (data processing equipment)	81,869	81,749
Improvements to lease hold assets	16,531	16,506
Website development	22,893	21,432
	230,227	229,891
Accumulated depreciation and amortization	(222,309)	(220,918)
Net fixed assets	$7,918	$8,974

Depreciation and amortization expense for the three months ended June 30, 2021 and 2020 was $1,054 and $2,171, respectively.

Note 8 – Intangible assets

Intangible assets comprise of capitalization of certain costs pertaining to products development which meets the criteria as set forth above under Note 3. Following table illustrates the movement in intangible assets as at June 30, 2021 and March 31, 2021:

	June 30, 2021	March 31, 2021
Opening balance	$428,070	$644,586
Add: Costs capitalized during the year	-	12,657
Less: Amount written-off	(15,895)	(206,433)
Translational gain/ (loss)	414	(22,740)
Net Intangible Assets	$412,589	$428,070

Note 9 – Short-term borrowings

Following is a summary of short-term borrowings as at June 30, 2021 and March 31, 2021;

	June 30, 2021	March 31, 2021
PAN Asia Bank – short term overdraft	$379,865	$372,291
PAN Asia Bank – loan	55,521	56,214
Commercial Bank	2,748	2,488
	$438,134	$430,993

Bank overdraft facility, obtained from Pan Asia Banking Corporation PLC, contains an interest rate of 9% per annum for $106,421, 11.25% per annum for $110,982 and 12.75% per annum for $150,003 and 28% for above 367,405.

Note 10 – Due to Related Parties

Due to Related Parties – Short term

From time to time, the Company receives advances from related parties such as management, directors or principal shareholders in the normal course of business. Loans and advances received from related parties are unsecured and non-interest bearing. Balances outstanding to these persons for less than 12 months are presented under current liabilities in the accompanying consolidated financial statements. As of June 30, 2021, and March 31, 2021, the Company owed directors $1,074,165 and $1,063,397, respectively.

Due to Related Parties – Long term

Balances outstanding to related parties for more than 12 months are presented under long-term liabilities in the accompanying consolidated financial statements. As of June 30, 2021, and March 31, 2021, the Company owed directors $1,350,772 and $1,345,915, respectively.

Note 11 – Taxes Payables

Taxes payable comprised of items listed below as at June 30, 2021 and March 31, 2021;

	June 30, 2021	March 31, 2021
PAYE	$162,784	$162,546
WHT payable	3,378	3,373
Stamp duty payable	4	5
	$166,166	$165,924

Note 12 – Accruals and Other Payables

Following is a summary of accruals and other payables as at June 30, 2021 and March 31, 2021;

	June 30, 2021	March 31, 2021
Accruals	$49,191	$60,242
Other payables	17,000	17,000
Audit fee payable	16,794	2,375
Accrued interest	9,612	8,763
	$92,597	$88,380

Note 13 – Cost of Revenue

Following is the summary of cost of revenue for the three months ending June 30, 2021 and 2020;

	June 30, 2021	June 30, 2020
Product development cost written off	$15,895	$19,376
Developer Support and Implementation	7,480	22,198
Purchases/ hosted servers	4,439	1,954
Consultancy, contract basis employee cost	325	628
Other external services	35	1,360
	$28,174	$45,516

Note 14 – General and Administrative Expenses

Following is the summary of general and administrative expenses for the three months ending June 30, 2021 and 2020;

	June 30, 2021	June 30, 2020

Consulting fee	$13,451	$3,195
Legal Fee	4,500	4,500
Audit fees	2,679	2,640
Other professional services	2,657	1,423
Office rent	1,956	387
Penalties / late payment charges	1,262	1,534
OTC market Fees	1,086	3,249
Internet charges	942	1,258
Telephone charges	890	2,442
Transfer agent fees	450	750
Office maintenance	235	140
Software rentals	234	159
Computer maintenance	216	235
Professional fees	207	1,445
Electricity charges	203	271
Filling fee and subscription	193	72
Other expenses	173	213
Secretarial fees	169	160
Vehicle allowance	133	2,416
Stamp duty expenses	89	85
Printing and stationery	29	54
Staff welfare	16	164
Courier and postage	4	114
Lease expense	-	3,559
Directors remuneration	-	$31,492
EPF	-	2,213
ETF	-	553
	$31,774	$64,723

Note 15 – Selling and Distribution Expenses

Selling and distribution expenses for the three months ended June 30, 2021 and 2020 was $112 and $1,289, respectively.

Note 16 - Equity

(A)	Common Stock

As at June 30, 2021, the Company has 400,000,000 authorized common shares having a par value of $0.001. The common shares have been designated with the following rights:

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

During the three months ended June 30, 2021, the Company has not issued common shares:

(B)	Preferred Stock

As at June 30, 2021, the Company had 10,000,000 authorized series “A” preferred shares having a par value of $0.001 per share.

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

Guarantees provided by the company existed on the balance sheet date are as follows:

Date	Description	Amount
7/31/2014	Guarantee for SLT	$431
8/10/2015	Guarantee for LOLC	1,216
7/18/2018	Guarantee for Amana bank	483
9/10/2018	Guarantee for ICTA	1,520
10/9/2018	Rent deposit for office space	8,362
10/9/2019	Guarantee for BOC	1,850
10/14/2019	Security deposit for CEB	760
10/21/2019	Security deposit for CEB	304
11/18/2020	Guarantee for HDFC bank	127
		$15,052

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

Our MD&A is comprised of the following sections:

A.	Business Overview

B.	Critical Accounting Policies

C.	Results of operations for the three months ended June 30, 2021 and June 30, 2020

D.	Financial condition as at March 31, 2021 and June 30, 2021

E.	Liquidity and capital reserves

F.	Milestones for next twelve months

A. Business overview:

Duo World, Inc. (hereinafter referred to as “Successor” or “Duo”), a reporting Company since September 26, 2016, was organized under the laws of the state of Nevada on September 19, 2014. Duo Software (Pvt.) Limited (hereinafter referred to as “DSSL” or “Predecessor”), a Sri Lanka based company, was incorporated on September 22, 2004, in the Democratic Socialist Republic of Sri Lanka, as a limited liability company. Duo Software (Pte.) Limited (hereinafter referred to as “DSS” or “Predecessor”), a Singapore based company, was incorporated on June 5, 2007 in the Republic of Singapore as a limited liability company. DSS also includes its wholly-owned subsidiary, Duo Software India (Private) Limited (India), which was incorporated on August 30, 2007, under the laws of India. The financial statements of Duo Software India (Private) Limited prepared under realization concept and the management has a plan to wind up the Company and is under the process of Striking off.

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

C. Results of operations for the three months ended June 30, 2021 and June 30, 2020:

The Company had revenues amounting to $30,662 and $140,985, respectively, for three months ended June 30, 2021 and June 30, 2020. Following is a breakdown of revenues for both periods:

Product	June 30, 2021	June 30, 2020	Changes

Facetone	$27,130	14,002	$13,128
Software hosting and reselling	3,532	4,710	(1,178)
Duo Subscribe	-	122,273	(122,273)
	$30,662	$140,985	$(110,323)

Total revenue for the three months ended June 30, 2021 decreased by 110,323 when compared to June 30, 2020.

The decrease in revenue is as a result of the Company not earning revenue from DuoSubscribe for the three months ended June 30, 2021 when compared to the same period in 2020. Decrease in DuoSubscribe revenue is due to adverse economic conditions of our key customers due to the Pandemic and also the Company shifting its business model from on-premise to Cloud solutions.

The revenue from Facetone increased by 94% during the period ended June 30, 2021 when compared to June 30, 2020

For the three months ended June 30, 2021 and June 30, 2020, the Company had the following concentrations of revenues with customers:

Customer	June 30, 2021	June 30, 2020

A	40.20%	2.93%
B	26.68%	2.15%
C	17.01%	3.79%
D	9.16%	2.74%
E	0.00%	83.66%
Other misc. customers	6.95%	4.73%
	100.00%	100.00%

The total cost of sales amounted to $28,174 and $45,516 for the three months ended June 30, 2021 and June 30, 2020, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	June 30, 2021	June 30, 2020	Changes
Product development cost written off	$15,895	$19,376	$(3,481)
Developer support and implementation	7,480	22,198	(14,718)
Purchases/ hosted servers	4,439	1,954	2,485
Consultancy, contract basis employee cost	325	628	(303)
Other external services	35	1,360	(1,325)
	$28,174	$45,516	$(17,342)

Cost of sales decreased by 38% in the three months ended June 30, 2021 when compared to the three months ended June 30, 2020 in line with the revenue decrease. Decrease in support services and implementation cost were the main contributors to the decrease in cost of sales.

The gross income for the three months ended June 30, 2021 and June 30, 2020 amounted to $2,488 and $95,469, respectively.

The total operating expenditure amounted to $56,307 and $90,937 for the three months ended June 30, 2021 and June 30, 2020, respectively. Operating expenditure declined by 38% during the three months ended June 30, 2021 when compared to the operating expenditure of the same period in 2020. The following table sets forth the Company’s operating expenditure analysis for both periods:

	June 30, 2021	June 30, 2020	Changes
General and administrative	$31,774	$64,723	$(32,949)
Salaries and casual wages	7,341	20,133	(12,792)
Selling and distribution	112	1,289	(1,177)
Depreciation	311	1,245	(934)
Amortization of web site development	743	926	(183)
Allowance for bad debts	16,026	-	16,026
Employee benefit obligation	-	2,621	(2,621)
Total operating expenses	$56,307	$90,937	$(34,630)

Following are the main reasons for the variances in operating expenses of the Company:

General and Administrative Cost

During the three months ended June 30, 2021, general and administrative cost declined by $32,949 when compared to the same period in 2020, mainly due to reduction in director remuneration, office rent and the vehicle allowance.

In order to safeguard the employees from Covid-19 virus, the company allowed most of its employees to work from home during this period, which in turn resulted in cost reduction for the company

Salaries and benefits

Salaries and benefits decreased by $12,792 during the three months ended June 30, 2021 as there was a reduction in the total number of staff when compared to the same period in 2020. Duo’s move towards outsourcing of non-core activities and shifting towards contract employment lead to a general decrease in the number of permanent staff, and increase in the overall efficiency in the operations of the company.

Selling and distribution

During the period ended June 30, 2021, marketing expenses decreased by $1,177 due to the reduction in marketing expenditure incurred for the product Facetone.

Depreciation and Amortization expense

Depreciation and amortization expense had decreased by $1,117 during the three months ended June 30, 2021, when compared to the three months ended June 30, 2020.

Allowance for bad debts

During the three months ended June 30, 2021, the Company has provided $16,026 for the bad debts whereas a provision had not been provided for the period ended June 30, 2020

The Company recorded an operating loss of $53,820 for the period ended June 30, 2021 when compared to the operating profit of $4,532, earned in June 30, 2020.

The Company’s other income and (expense) for the three months ended June 30, 2021 and June 30, 2020 amounted to $(11,046) and $(15,845), respectively. The following table sets forth the Company’s other income and (expense) analysis for both periods:

	June 30, 2021	June 30, 2020	Changes
Interest expense	$(9,487)	$(41,482)	$31,995
Other income	1,222	536	686
Bank charges	(343)	(479)	136
Exchange (loss) / gain	(2,438)	25,580	(28,018)
Total other income (expenses)	$(11,046)	$(15,845)	$4,799

Other expenditures decreased by $4,799 in the three months ended June 30, 2021, when compared to the three months ended June 30, 2020. The main reason for this decrease was the reduction in interest expense.

The loss before provision for income taxes for the three months ended June 30, 2021 and June 30, 2020 amounted to $64,865 and $11,313, respectively.

The net loss for the three months ended June 30, 2021 and June 30, 2020 amounted to $64,865 and $21,163, respectively.

The Company’s comprehensive loss for the three months ended June 30, 2021 and June 30, 2020 amounted to $71,952 and $84,038, respectively.

Comprehensive Income / (Loss):	June 30, 2021	June 30, 2020
(Loss) / gain on foreign currency translation	$(7,087)	$(62,875)
Net loss	(64,865)	(21,163)
Comprehensive loss	$(71,952)	$(84,038)

At June 30, 2021 and March 31, 2021, the Company had 67,754,296 and 67,754,296 common shares issued and outstanding, respectively. The weighted average number of shares for the three months ended June 30, 2021 and June 30, 2020 was 67,754,296 and 65,754,296, respectively. The loss per share for both periods was $(0.00) per share and $(0.00) per share, respectively.

D. Financial condition as at June 30, 2021 and March 31, 2021:

Assets:

The Company reported total assets of $612,240 and $620,286 as at June 30, 2021 and March 31, 2021, respectively. 67% of these total assets include intangible assets and 25% of total assets are comprised of accounts receivable of the Company. Our property and equipment include office equipment, computer equipment (Data Processing Equipment), furniture and fittings, web site developments and improvement to leasehold assets having a total net book value of $7,918 and $8,974 as at June 30, 2021 and March 31, 2021, respectively. Furthermore, our current assets as at March 31, 2021 totaled $183,242 and as at June 30, 2021, our current assets were $191,733. These current assets amounted to $191,733, comprised of cash of $10,294, accounts receivable of $153,606, prepaid and other current assets of $24,537 and accrued revenue of $3,296.

Liabilities:

The Company had total liabilities of $4,463,290 and $4,399,384 as at June 30, 2021 and March 31, 2021, respectively. Long term liabilities include balances owed to related parties which are outstanding for more than 12 months. Our current liabilities at March 31, 2021 totaled $3,009,514. We have seen an increase of 2% in current liabilities amounting to $60,983, making total current liabilities of $3,070,497 as at June 30, 2021. These mainly include short-term third-party debt, payroll liabilities, payable to related parties, deferred revenue, taxes payable, accrued liabilities and our day to day operational creditors.

Stockholder’s Deficit:

At March 31, 2021, the Company had stockholders’ deficit of $3,779,098. At June 30, 2021, the Company had stockholders’ deficit of $3,851,050, which represents an increase of $71,952.

The Company had 67,754,296 and 67,754,296 shares issued and outstanding at June 30, 2021 and March 31, 2021, respectively.

E. Liquidity and capital reserves:

The Company had losses from operations amounting to $53,820 and profit from operations amounting to $4,532 for the three months ended June 30, 2021 and 2020, respectively; a total other income (expense) amounting to $(11,046) and $(15,875) for the three months ended June 30, 2021 and 2020, respectively; and a net loss of $64,865 and $21,163 for the three months ended June 30, 2021 and 2020, respectively.

In summary, our cash flows for the three months ended June 30, 2021 and June 30, 2020 were as follows:

	June 30, 2021	June 30, 2020
Net cash provided by operating activities	$(6,755)	$69,593
Net cash used in investing activities	-	(8,122)
Net cash provided by financing activities	(1,880)	-

Since inception, we have financed our operations primarily through internally generated funds and the use of our lines of credit with several financial institutions. We had $10,294 in cash; net cash provided by operations of $(6,755) for the three months ended June 30, 2021; working capital deficit of $2,878,764; and stockholders’ deficit of $3,851,050 as of June 30, 2021.

F. Milestones for next twelve months (2021-2022):

Our specific plan of operations and milestones through June 2022 are as follows:

a)	Product Development and Launch:

Capitalize on the post-Covid business landscape by completing development of the SaaS version of Facetone and launch it online.

b)	Consolidate:

The company will consolidate its business activities in order to become more efficient and re-launch the business.

c)	Knowledge Capital, Learning and Innovation.

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

DUO WORLD, INC.

Date: August 16, 2021	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	/s/ Suzannah Jennifer Samuel Perera
Suzannah Jennifer Samuel Perera
Chief Financial Officer
(Principal Accounting and Financial Officer)

