Form 10-Q
period 2021-09-30
DUO WORLD INC
filed 2021-11-22
CIK 1635136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM ______ TO ______.

Commission File Number: 0-55698

DUO WORLD, INC.

(Exact name of registrant as specified in its charter)

Nevada	35-2517572
(State or other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

c/o Duo Software (Pvt.) Ltd. No. 6, Charles Terrace, Off Alfred Place Colombo 03, Sri Lanka	Not applicable
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (870) 505-6540

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of exchange on which registered

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
Emerging growth company ☒

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2021, there were 67,754,296 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Duo World, Inc. and Subsidiaries

Consolidated Financial Statements

September 30, 2021

(Unaudited)

CONTENTS

Page(s)

Consolidated Balance Sheets - September 30, 2021 (unaudited) and March 31, 2021	F-3

Consolidated Statements of Operations and Comprehensive Income / (Loss) for the three and six months ended September 30, 2021 and September 30, 2020 (unaudited)	F-4

Consolidated Statements of Cash Flows for September 30, 2021 and September 30, 2020 (unaudited)	F-5

Consolidated Statement of Changes in Shareholders’ Deficit for the September 30, 2021 (unaudited) and March 31, 2021	F-6

Notes to the Consolidated Financial Statements (unaudited)	F-7 – F-23

Duo World, Inc. and Subsidiaries

Consolidated Balance Sheets

	Sep 30, 2021	March 31, 2021
	(Un-audited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$15,553	$21,571
Accounts receivable - trade	84,195	135,872
Prepaid expenses and other current assets	100,909	24,723
Accrued revenue	1,036	1,076
Total Current Assets	201,693	183,242

Non Current Assets
Property and equipment, net of accumulated depreciation of $222,037 and $220,918 respectively	6,842	8,974
Intangible assets, net	395,358	428,070
Total Non Current Assets	402,200	437,044

Total Assets	$603,893	$620,286

LIABILITIES and SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$606,392	$541,766
Payroll, employee benefits, severance	516,382	530,394
Short term borrowings	433,506	430,993
Due to related parties	1,110,494	1,063,397
Payable for acquisition	185,762	185,762
Taxes payable	165,186	165,924
Accruals and other payables	95,990	88,380
Deferred revenue	21,567	2,898
Total Current liabilities	3,135,279	3,009,514

Long Term Liabilities
Due to related parties	1,346,436	1,345,915
Employee benefit obligation	26,277	30,039
Long term loan	11,335	13,916
Total Long Term liabilities	1,384,048	1,389,870

Total liabilities	$4,519,327	$4,399,384

Commitments and contingencies (Note 18)

Shareholders’ Deficit
Ordinary shares: $0.001 par value per share; 400,000,000 shares authorized; 67,754,296 and 67,754,296 shares issued and outstanding, respectively	$67,754	$67,754
Convertible series “A” preferred shares: $0.001 par value per share; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Additional paid in capital	11,678,086	11,641,336
Promissory notes discount	(21,287)	-
Accumulated deficit	(16,212,868)	(16,041,727)
Accumulated other comprehensive income	567,881	548,539
Total shareholders’ deficit	(3,915,434)	(3,779,098)

Total Liabilities and Shareholders´ Deficit	$603,893	$620,286

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended,		For the six months ended,
	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020

Revenue	$24,043	$132,985	$54,705	$273,970
Cost of revenue (exclusive of depreciation presented below)	(22,865)	(37,105)	(51,039)	(82,621)
Gross Income	1,178	95,880	3,666	191,349

Operating Expenses
General and administrative	33,687	67,450	65,462	132,173
Salaries and casual wages	6,151	20,282	13,492	40,415
Selling and distribution	75	1,384	187	2,673
Depreciation	271	776	582	2,021
Amortization of web site development	751	852	1,494	1,778
Allowance for bad debts	35,444	-	51,470	-
Employee benefit obligation	-	4,879	-	7,500
Total operating expenses	76,379	95,623	132,687	186,560
Profit (Loss) from operations	$(75,201)	$257	(129,021)	4,789

Other income (expenses):
Interest expense	$(10,358)	$(40,684)	$(19,845)	$(82,166)
Other income	1,455	2,106	2,676	2,642
Bank charges	(356)	(458)	(699)	(938)
Exchange (loss) / gain	(6,352)	13,258	(8,791)	38,838
Promissory notes discount	(15,463)	-	(15,463)	-
Total other income (expenses)	(31,075)	(25,778)	(42,121)	(41,624)

Loss before provision for income taxes:	$(106,276)	$(25,522)	(171,142)	(36,835)

Tax Expense :
Provision for income taxes	-	-	-	-
Foreign taxes – withheld	-	(11,230)	-	(21,080)
Net loss	$(106,276)	$(36,751)	$(171,142)	$(57,915)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Shares Outstanding	117,754,296	117,754,296	117,754,296	117,754,296

Comprehensive Income (Loss):
Unrealized foreign currency translation (loss) gain	$26,428	$(36,192)	$19,342	$(99,067)
Net loss	(106,276)	(36,751)	(171,142)	(57,915)
Comprehensive loss	$(79,848)	$(72,943)	$(151,801)	$(156,982)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Period ended,
	Sep 30, 2021	Sep 30, 2020
Operating activities:
Loss before provision for income taxes	$(171,142)	$(57,915)

Adjustments to reconcile loss before provision for income taxes to cash provided by operating activities:
Depreciation and amortization	2,076	3,799
Bad debts	51,470	-
Product development cost written off	30,584	36,981

Changes in assets and liabilities:
Accounts receivable - trade	208	49,711
Prepayments	(76,146)	(19,559)
Lease right to use asset	-	10,121
Accounts Payable	64,626	6,987
Payroll, employee benefits, severance	(14,011)	(14,886)
Short term overdraft	2,513	(31)
Due to related parties	47,097	105,173
Taxes payable	(738)	10,217
Lease Creditor	-	(1,303)
Retirement Benefit	(3,761)	9,304
Lease liability	-	(9,385)
Accruals and other payables	26,279	(48,441)
Net cash provided by operating activities	$(40,947)	$80,775

Investing activities:
Intangible assets	-	(9,050)

Net cash used in investing activities	$-	$(9,050)

Financing activities:
Long term loan	(2,581)	-
Promissory notes discount	(21,287)	-
Additional paid in capital	36,750	-

Net cash provided by financing activities	$12,883	$-

Effect of exchange rate changes on cash	22,047	(112,539)
Net decrease in cash	$(6,018)	$(40,814)
Cash, beginning of period	21,571	50,703

Cash, end of period	$15,553	$9,889

Supplemental disclosure of cash flow information:
Cash paid for interest	$(19,845)	$(10,163)

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common shares issued for services	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Deficit

	Common Share Capital		Preferred Share Capital		Additional Paid-in	Promissory notes	Accumulated	Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	discount	Deficit	Income	Deficit

March 31, 2020	67,754,296	$67,754	5,000,000	$5,000	$11,641,336	-	$(15,508,871)	$467,785	$(3,326,996)

Net loss	-	-	-	-	-	-	(532,856)	-	(532,856)

Other comprehensive income	-	-	-	-	-	-	-	80,754	80,754

March 31, 2021	67,754,296	$67,754	5,000,000	$5,000	$11,641,336	-	$(16,041,727)	$548,539	$(3,779,098)

Net loss	-	-	-	-	-	-	(64,865)	-	(64,865)

Other comprehensive income	-	-	-	-	-	-	-	(7,087)	(7,087)

June 30, 2021	67,754,296	$67,754	5,000,000	$5,000	$11,641,336	-	$(16,106,592)	$541,452	$(3,851,050)

Net loss	-	-	-	-	-	-	(106,276)	-	(106,276)

Other comprehensive income	-	-	-	-	-	-	-	26,428	26,428

Promissory notes Discount	-	-	-	-	36,750	(21,287)	-	-	15,463

September 30, 2021	67,754,296	$67,754	5,000,000	$5,000	$11,678,086	$(21,287)	$(16,212,868)	$567,881	$(3,915,434)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

September 30, 2021

(Unaudited)

Note 1 - Organization and Nature of Operations

Duo World Inc. (hereinafter referred to as “Successor” or “Duo”) a reporting company since September 26, 2016, was organized under the laws of the state of Nevada on September 19, 2014. Duo Software (Pvt.) Limited (hereinafter referred to as “DSSL” or “Predecessor”), a Sri Lanka based company, was incorporated on September 22, 2004, in the Democratic Socialist Republic of Sri Lanka, as a limited liability company. Duo Software (Pte.) Limited (hereinafter referred to as “DSS” or “Predecessor”), a Singapore based company, was incorporated on June 05, 2007 in the Republic of Singapore as a limited liability company. DSS also includes its wholly-owned subsidiary, Duo Software India (Private) Limited (India) which was incorporated on August 30, 2007, under the laws of India. The financial statements of Duo Software India (Private) Limited prepared under realization concept and the Company and is under the process of Striking off.

On December 03, 2014, Duo Software (Pvt.) Limited (DSSL) and Duo Software Pte. Limited (DSS) executed a reverse recapitalization with Duo World Inc. (Duo). See Note 4. Duo (Successor) is a holding company that conducts operations through its wholly owned subsidiaries DSSL and DSS (Predecessors) in Sri Lanka, Singapore and India. The consolidated entity is referred to as “the Company”. The Company, having its development center in Colombo, has been in the space of developing products and services for the subscription-based industry. The Company’s applications (“Facetone”, and “SmoothFlow”) provide solutions in the space of Customer Life Cycle Management and Work Flow.

Further the Duo World Inc. has its wholly owned subsidiary which is Duo World Canada Inc, incorporated under the laws of Canada (Canada Business Corporations Act.) on June 08, 2020. Duo World Canada has not yet started its operations due to the pandemic and the prevailing travel restrictions and expecting to start its operations in the year 2022.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $171,142 and $57,915 for the six months ended September 30, 2021 and 2020, respectively; net cash provided by operations of $(40,947) and $80,775 for the six months ended September 30, 2021 and 2020, respectively; working capital deficit of $2,933,586 and $2,826,272 as of September 30, 2021 and March 31, 2021, respectively; outstanding statutory dues towards employee provident fund and employee trust fund of $368,860 and $373,142 as of September 30, 2021 and March 31, 2021, respectively; and a stockholders´ deficit of $3,915,434 and $3,779,098 as of September 30, 2021 and March 31, 2021, respectively.

The Company has planned to launch Facetone cloud version in the current financial year and expecting revenue from the new product. Further, the Company was able to reduce its Cost of Sales and operating cost in the current quarter. Considering these trends, the management is confident that the Company shall generate sufficient profits to offset the operating losses in the recent future.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2021, and March 31, 2021, there were no cash equivalents.

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

Post Retirement Benefit Plan

The Company has gratuity as post-employment plan for all the eligible employees. The recognition for the gratuity plan is as below,

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

For the six months ended September 30, 2021 and 2020, the Company received only cash as consideration for sale of licenses and related services rendered.

For the six months ended September 30, 2021 and 2020, the Company had following concentrations of revenues with customers:

Customer	September 30, 2021	September 30, 2020

A	32.14%	3.04%
B	25.98%	4.00%
C	24.83%	2.19%
D	10.13%	2.55%
E	0.00%	83.40%
F	0.00%	3.15%
Other misc. customers	6.92%	1.67%
	100.00%	100.00%

For the six months ended September 30, 2021 and 2020, the company had following sales by products:

Product	September 30, 2021	September 30, 2020

Facetone	$47,596	$28,274
Software hosting and reselling	7,109	8,563
DuoSubscribe	-	237,133
	$54,705	$273,970

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

Deferred Revenue - Deferred revenue represents advance payments for software licenses, services, and maintenance billed in advance of the time revenue is recognized. As at September 30, 2021 and March 31, 2021 the Company recognized deferred revenue $21,567 and $2,898, respectively.

Accrued Revenue/Unbilled Accounts Receivable - Accrued revenue/Unbilled accounts receivable primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period. As at September 30, 2021 and March 31, 2021, unbilled /accrued revenues were $1,036 and $1,076 respectively.

The Company had no contract liabilities and assets recognized for cost to fulfill a requirement of a customer as at September 30, 2021.

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

During the six months ended September 30, 2020, product research and development cost of $9,050, was capitalized as “Intangible assets” and no capitalization reported in the six months ended September 30, 2021.

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expenses were incurred during the six months ended September 30, 2021 and 2020.

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

Comprehensive Income

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from April 1, 2015 through September 30, 2021, includes only foreign currency conversion gains (losses), and is presented in the Company’s consolidated statements of comprehensive income.

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the periods ending on September 30, 2021 and March 31, 2021 were as follows:

Foreign Currency Translation gains (losses)

Balance, March 31, 2021	$548,539
Translation rate gain (loss)	(7,087)
Balance, June 30, 2021	$541,452
Translation rate gain (loss)	26,428
Balance, September 30, 2021	567,881

Leases

Lessor

There are no significant changes in recognizing the Lessor under ASC 842 compared to the previous model. Changes were made to the accounting guidance of lessor and lessee, and the key aspects of the introduced model are to align the recognition criteria with new revenue recognition standard ASC 606. Under the new guidance, contract consideration is allocated to its lease components and non-lease components (such as maintenance). For the Company as a lessor, non-lease components of the contract will be accounted under ASC Topic 606, Revenue from Contracts with Customers, unless the Company elects a lessor practical expedient to not separate the non-lease components from the associated lease component. The amendments in ASU 2018-11 also provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component. To elect the practical expedient, the timing and pattern of transfer of the lease and non-lease components must be the same and the lease component must meet the criteria to be classified as an operating lease. If these criteria’s are met, the single component can be accounted either ASC 842 or ASC 606, depending on the predominant component(s). The lessor practical expedient to not separate non-lease components from the associated component must be elected for all existing and new leases.

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

Note 5 – Accounts Receivable

Following is a summary of accounts receivable as at September 30, 2021 and March 31, 2021:

	September 30, 2021	March 31, 2021
Accounts receivable – Trade	$212,776	$213,452
Less: Provision for doubtful debts	(128,581)	(77,580)
	$84,195	$135,872

As at September 30, 2021 and March 31, 2021, the Company had following concentrations of accounts receivables with customers:

Customer	September 30, 2021	March 31, 2021
A	93.54%	89.64%
B	3.71%	3.46%
C	1.56%	3.02%
Other receivables	1.20%	3.88%
	100.00%	100.00%

Note 6 – Prepaid Expenses and Other Current Assets

Following is a summary of prepaid expenses and other current assets as at September 30, 2021 and March 31, 2021:

	September 30, 2021	March 31, 2021
David E. Wise IOLTA account	$49,250	$-
Dial Desk Pvt Ltd	29,364	-
Security deposits	14,069	17,509
Supplier advance	5,410	5,411
Prepayments	2,031	1,646
Other receivables	784	157
	$100,909	$24,723

Note 7– Property and Equipment

Following table illustrates net book value of property and equipment as at September 30, 2021 and March 31, 2021:

	September 30, 2021	March 31, 2021
Office equipment	$1,590	$1,597
Furniture & fittings	106,701	107,177
Computer equipment (data processing equipment)	81,387	81,749
Improvements to lease hold assets	16,433	16,506
Website development	22,767	21,432
	228,879	229,891
Accumulated depreciation and amortization	(222,037)	(220,918)
Net fixed assets	$6,842	$8,974

Depreciation and amortization expense for the six months ended September 30, 2021 and 2020 was $2,076 and $3,799, respectively.

Note 8 – Intangible assets

Intangible assets comprise of capitalization of certain costs pertaining to products development which meets the criteria as set forth above under Note 3. Following table illustrates the movement in intangible assets as at September 30, 2021 and March 31, 2021:

	September 30, 2021	March 31, 2021
Opening balance	$428,070	$644,586
Add: Costs capitalized during the year	-	12,657
Less: Amount written-off	(30,584)	(206,433)
Translational gain/ (loss)	(2,129)	(22,740)
Net Intangible Assets	$395,358	$428,070

Note 9 – Accounts Payable

Following is a summary of accounts payable as at September 30, 2021 and March 31, 2021:

	September 30, 2021	March 31, 2021
Accounts payable- employees	$250,063	$247,111
Supplier payable	121,755	113,051
Promissory notes	65,000	-
Canagey Capital (Pvt) Ltd	64,772	65,061
Other supplier payable	61,092	61,364
EPSI Computers (Pvt) Ltd	29,462	29,593
Due to Guha Takurta	13,869	25,207
Rent Deposit	378	380
	$606,392	$541,766

On July 14, 2021, the Company has issued promissory notes for the sum of $65,000 to Geneva Roth Remark Holdings Inc., a New York corporation. The said promissory notes bear an interest rate of 10% per annum and default interest of 22% on any unpaid capital or interest which is not paid when due on July 14, 2022.

Conversion right on promissory notes: The holder has right to convert the outstanding amount in to Common shares at any time during the period beginning on the date which is one hundred eighty (180) days following the date of issue and ending either on the maturity date or the date of the payment of the default amount.

Conversion price: The conversion price shall equal the variable conversion price. The “variable conversion price” shall mean 65% of the market price (representing a discount rate of 35%). “Market price” means the lowest trading price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The Company has made necessary provisions in the financials.

Note 10 – Short-term borrowings

Following is a summary of short-term borrowings as at September 30, 2021 and March 31, 2021:

	September 30, 2021	March 31, 2021
PAN Asia Bank – short term overdraft	$383,341	$372,291
PAN Asia Bank – loan	49,950	56,214
OCBC- SGD- short term overdraft	216	-
Commercial Bank	-	2,488
	$433,506	$430,993

Bank overdraft facility, obtained from Pan Asia Banking Corporation PLC, contains an interest rate of 9% per annum for $105,793, 11.25% per annum for the next $110,327, 12.75% per annum for the next $149,118 and 28% per annum for above $365,239.

Note 11 – Due to Related Parties

Due to Related Parties – Short term

From time to time, the Company receives advances from related parties such as management, directors or principal shareholders in the normal course of business. Loans and advances received from related parties are unsecured and non-interest bearing. Balances outstanding to these persons for less than 12 months are presented under current liabilities in the accompanying consolidated financial statements. As of September 30, 2021, and March 31, 2021, the Company owed directors $1,110,494 and $1,063,397, respectively.

Due to Related Parties – Long term

Balances outstanding to related parties for more than 12 months are presented under long-term liabilities in the accompanying consolidated financial statements. As of September 30, 2021, and March 31, 2021, the Company owed directors $1,346,436 and $1,345,915, respectively.

Note 12 – Taxes Payables

Taxes payable comprised of items listed below as at September 31, 2021 and March 31, 2021:

	September 30, 2021	March 31, 2021
PAYE	$161,825	$162,546
WHT payable	3,358	3,373
Stamp duty payable	3	5
	$165,186	$165,924

Note 13 – Accruals and Other Payables

Following is a summary of accruals and other payables as at September 30, 2021 and March 31, 2021:

	September 30, 2021	March 31, 2021
Accruals	$49,916	$60,242
Audit fee payable	17,853	2,375
Other payables	17,000	17,000
Accrued interest	11,221	8,763
	$95,990	$88,380

Note 14 – Cost of Revenue

Following is the summary of cost of revenue for the six months ending September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Product development cost written off	$30,584	$36,981
Support services	14,481	29,246
Implementation cost	-	9,154
Purchases/ hosted servers	5,069	4,840
Consultancy, contract basis employee cost	785	955
Other external services	120	1,445
	$51,039	$82,621

Note 15 – General and Administrative Expenses

Following is the summary of general and administrative expenses for the six months ending September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020

Consulting fee	$27,452	$6,571
Legal fees	12,000	9,199
Other professional services	6,290	2,886
Audit fee	5,317	5,225
Office rent	3,843	774
Internet charges	1,910	2,346
Telephone charges	1,830	2,331
Penalties/ late payment charges	1,262	7,603
Transfer agent fees	1,150	750
OTC market fee	1,086	6,498
Software rentals	467	363
Electricity charges	436	828
Professional fees	411	3,346
Secretarial fees	368	325
Other expenses	344	290
Computer maintenance	291	293
Office maintenance	266	513
Stamp duty expenses	197	126
Filling fee and subscription	196	854
Staff welfare	144	233
Vehicle allowance	133	4,867
Courier and postage	38	164
Printing and stationery	29	77
Directors remuneration	-	63,432
EPF	-	4,458
ETF	-	1,114
Lease expense	-	6,129
Investor relations	-	329
Travelling	-	250
	$65,462	$132,173

Note 16 – Selling and Distribution Expenses

Following is the summery of selling and distribution expenses for the six months ending September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Vehicle running expense	$187	-
Vehicle hire charges	-	2,596
Marketing expenses	-	77
	$187	$2,673

Note 17 - Equity

(A)	Common Stock

As at September 30, 2021, the Company had 400,000,000 authorized common shares having a par value of $0.001. The common shares have been designated with the following rights:

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

During the six months ended September 30, 2021, the Company has not issued common shares:

(B)	Preferred Stock

As at September 30, 2021, the Company had 10,000,000 authorized series “A” preferred shares having a par value of $0.001 per share.

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

Guarantees and security deposits provided by the company existed on the balance sheet date are as follows:

Date	Description	Amount
7/31/2014	Guarantee for SLT	$428
8/10/2015	Guarantee for LOLC	1,209
7/18/2018	Guarantee for Amana bank	480
10/9/2018	Rent deposit for office space	8,312
10/14/2019	Security deposit for CEB	756
10/21/2019	Security deposit for CEB	302
11/18/2020	Guarantee for HDFC bank	126
		$11,613

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

Our MD&A is comprised of the following sections:

A.	Business Overview

B.	Critical Accounting Policies

C.	Results of operations for the three months ended September 30, 2021 and September 30, 2020

D.	Results of operations for the six months ended September 30, 2021 and September 30, 2020

E.	Financial condition as at March 31, 2021 and September 30, 2021

F.	Liquidity and capital reserves

G.	Milestones for next twelve months

A. Business overview:

Duo World, Inc. (hereinafter referred to as “Successor” or “Duo”), a reporting Company since September 26, 2016, was organized under the laws of the state of Nevada on September 19, 2014. Duo Software (Pvt.) Limited (hereinafter referred to as “DSSL” or “Predecessor”), a Sri Lanka based company, was incorporated on September 22, 2004, in the Democratic Socialist Republic of Sri Lanka, as a limited liability company. Duo Software (Pte.) Limited (hereinafter referred to as “DSS” or “Predecessor”), a Singapore based company, was incorporated on June 5, 2007 in the Republic of Singapore as a limited liability company. DSS also includes its wholly-owned subsidiary, Duo Software India (Private) Limited (India), which was incorporated on August 30, 2007, under the laws of India. The financial statements of Duo Software India (Private) Limited prepared under realization concept and the Company and is under the process of Striking off.

Effective December 3, 2014, DSSL and DSS executed a reverse recapitalization with Duo. Duo (“Successor”) is a holding company that conducts operations through its wholly-owned subsidiaries, DSSL and DSS (“Predecessors”) in Sri Lanka, Singapore and India. The consolidated entity is referred to as the “Company.” The Company, having its development center in Colombo, Sri Lanka, specializes in the space of Customer Life Cycle Management & Contact Center solutions and Business Intelligence in the Asia Pacific Region. Driven by innovation, Duo World has served the enterprises in many ways, including efficiency, cost reduction, revenue optimization and continuous value addition to their product or service offerings. Duo World has been in the business of developing products and services for the subscription based industry.

Further the Duo World Inc. has its wholly owned subsidiary which is Duo World Canada Inc, incorporated under the laws of Canada (Canada Business Corporations Act.) on June 08, 2020. Duo World Canada has not yet started its operations due to the pandemic and the prevailing travel restrictions and expecting to start its operations in the year 2022.

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

The following five steps are followed in recognizing revenue from contracts:

●	Identify the contract or contract with the customer;

●	Identify the performance obligation of the contract;

●	Determine the transaction price;

●	Allocate the transaction price to the performance obligations in the contract and;

●	Recognize revenue when or as the Company satisfies a performance obligation.

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

C. Results of operations for the three months ended September 30, 2021 and September 30, 2020:

The Company had revenues amounting to $24,043 and $132,985, respectively, for three months ended September 30, 2021 and September 30, 2020. Following is a breakdown of revenues for both periods:

	September 30, 2021	September 30, 2020	Changes

Facetone	$20,466	$14,271	$6,195
Software hosting and reselling	3,577	3,854	(277)
DuoSubscribe	-	114,860	(114,860)
	$24,043	$132,985	$(108,942)

Total revenue for the three months ended September 30, 2021 decreased by $108,942 when compared to September 30, 2020. Decrease in revenue is due to adverse economic conditions of our key customers due to the Pandemic and also strategic decision by the company to move out of the ‘On premise market; and move in to the ‘Cloud market’.

However, the revenue from the Product Facetone increased for the three months ended September 30, 2021 by 43% when compared to September 30, 2020.

For the three months ended September 30, 2021 and September 30, 2020, the Company had the following concentrations of revenues with customers,

Customer	September 30, 2021	September 30, 2020

A	37.42%	4.22%
B	21.86%	3.15%
C	22.47%	2.23%
D	11.37%	2.35%
E	-%	83.13%
F	-%	3.25%
Other misc. customers	6.88%	1.67%
	100%	100%

The total cost of sales amounted to $22,865 and $37,105 for the three months ended September 30, 2021 and September 30, 2020, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	September 30, 2021	September 30, 2020	Changes
Product development cost written off	$14,689	$17,605	$(2,916)
Support services	7,001	15,908	(8,907)
Purchases/ hosted servers	630	2,886	(2,256)
Consultancy and contract basis employee cost	460	327	133
Development and implementation cost	-	295	(295)
Other external services	85	84	1
	$22,865	$37,105	$(14,240)

The gross income for the three months ended September 30, 2021 and September 30, 2020 amounted to $1,178 and $95,880, respectively.

The total operating expenditure amounted to $76,379 and $95,623 for the three months ended September 30, 2021 and September 30, 2020, respectively. Operating expenditure declined by $19,244 during the three months ended September 30, 2021 when compared to the operating expenditure of the same period in 2020. The following table sets forth the Company’s operating expenditure analysis for both periods:

	September 30, 2021	September 30, 2020	Changes
General and administrative expenses	$33,687	$67,450	$(33,763)
Salaries and benefits	6,151	20,282	(14,131)
Selling and distribution expenses	75	1,384	(1,309)
Depreciation	271	776	(505)
Amortization of web site development	751	852	(101)
Allowance for bad debts	35,444	-	35,444
Employee benefit obligation	-	4,879	(4,879)
Total operating expenses	$76,379	$95,623	$(19,244)

Following are the main reasons for the variances in operating expenses of the Company:

General and Administrative Cost

During the three months ended September 30, 2021, general and administrative cost declined by $33,763 when compared to the same period in 2020.

Salaries and benefits

Salaries and benefits decreased by $14,131 during the three months ended September 30, 2021 as there was a reduction in the total number of staff when compared to the same period in 2020. Duo’s move towards outsourcing of non-core activities and shifting towards contract employment, lead to a general decrease in the number of permanent staff, and increase in the overall efficiency in the operations of the company.

Selling and distribution

Marketing expenses decreased during the period ended September 30, 2021 when compared to the same period in 2020.

The company has refrained from any marketing activities for its existing products as it hopes to launch its new Cloud product in the near future.

Depreciation and Amortization expense

Depreciation and amortization expense recorded a decrease of $606 during the three months ended September 30, 2021, when compared to the three months ended September 30, 2020.

Allowance for bad debts

Bad debt provision of $35,444 was created in the period of September 2021, whereas bad debts provision was not created during the three months ended September 30, 2020.

The Company’s other income and (expense) for the three months ended September 30, 2021 and September 30, 2020 amounted to $(31,075) and $(25,778), respectively. The following table sets forth the Company’s other income and (expense) analysis for both periods:

	September 30, 2021	September 30, 2020	Changes
Other income	$1,455	$2,106	$(651)
Bank charges	(356)	(458)	102
Exchange gain / (loss)	(6,352)	13,258	(19,610)
Interest expense	(10,358)	(40,684)	30,326
Promissory notes discount	(15,463)	-	(15,463)
Total other expenses	$(31,075)	$(25,778)	$(5,297)

Other expenditures increased by $5,296 in the three months ended September 30, 2021, when compared to the three months ended September 30, 2020. The main reason for this increase was the increase in promissory note discount.

The loss before provision for income taxes for the three months ended September 30, 2021 and September 30, 2020 amounted to $106,276 and $25,522, respectively.

The net loss for the three months ended September 30, 2021 and September 30, 2020 amounted to $106,276 and $36,751, respectively.

The Company’s comprehensive loss for the three months ended September 30, 2021 and September 30, 2020 amounted to $79,848 and $72,943, respectively.

Comprehensive Income / (Loss):	September 30, 2021	September 30, 2020
(Loss) / gain on foreign currency translation	$26,428	$36,192
Net loss	(106,276)	(36,751)
Comprehensive loss	$(79,848)	$(72,943)

At September 30, 2021 and September 30, 2020, the Company had 67,754,296 and 65,754,296 common shares issued and outstanding, respectively. The weighted average number of shares for the three months ended September 30, 2021 and, 2020 was 67,754,296 and 65,754,296, respectively. The loss per share for both periods was $(0.00) per share and $(0.00) per share, respectively.

D. Results of operations for the six months ended September 30, 2021 and September 30, 2020:

The Company had revenues amounting to $54,705 and $273,970, respectively, for six months ended September 30, 2021 and September 30, 2020. Following is a breakdown of revenues for both periods:

	September 30, 2021	September 30, 2020	Changes

Facetone	$47,596	$28,274	$19,322
Software hosting and reselling	7,109	8,563	(1,454)
DuoSubscribe	-	237,133	(237,133)
	$54,705	$273,970	$(219,265)

Total revenue for the six months ended September 30, 2021 decreased by $219,265 when compared to six months ended September 30, 2020. The decrease is mainly due to the adverse economic condition due to the pandemic.

For the six months ended September 30, 2021 and September 30, 2020, the Company had the following concentrations of revenues with customers:

Customer	September 30, 2021	September 30, 2020

A	32.14%	3.04%
B	25.98%	4.00%
C	24.83%	2.19%
D	10.13%	2.55%
E	0%	83.40%
Other misc. customers	6.92%	4.82%
	100%	100%

The total cost of sales amounted to $51,039 and $82,621 for the six months ended September 30, 2021 and 2020, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	September 30, 2021	September 30, 2020	Change

Product development cost written off	$30,584	$36,981	$(6,397)
Support services	14,481	29,246	(14,765)
Implementation and onsite support cost	-	9,154	(9,154)
Purchases (Server space)	5,069	4,840	229
Consultancy, contract basis employee cost	785	955	(170)
Other external services	120	1,445	(1,325)
Total cost of sales	$51,039	$82,621	$(31,582)

Cost of sales decreased by 38% during the six months ended September 30, 2021 when compared to the six months ended September 30, 2020. Decrease in implementation, onsite support cost and the product development cost written off were the main contributors to the decrease in cost of sales.

The gross income for the six months ended September 30, 2021 and 2020 amounted to $3,666 and $191,349, respectively.

The total operating expenditures amounted to $132,687 and $186,560 for the six months ended September 30, 2021 and 2020, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	September 30, 2021	September 30, 2020	Change

General and administrative	$65,462	$132,173	$(66,711)
Salaries and benefits	13,492	40,415	(26,923)
Selling and distribution	187	2,673	(2,486)
Depreciation	582	2,021	(1,439)
Amortization of web site development	1,494	1,778	(284)
Allowance for bad debts	51,470	-	51,470
Employee benefit obligation	-	7,500	(7,500)
Total operating expenses	$132,687	$186,560	$(53,873)

Following are the main reasons for the variances in operating expenses of the Company:

General and Administrative Cost

The general and administrative expenditure significantly decreased by 50% in the six months ended September 30, 2021 when compared with the six months ended September 30, 2020. The main reason for the decrease is due to the reduction in dispensable expenses.

Salaries and benefits

Salaries and benefits decreased by $26,923 during the six months ended September 30, 2021 as the total number of staffs was reduced when compared to the same period in 2020. The Company moved toward outsourcing of non-core activities and this led to a decrease in the number of permanent staff.

Selling and distribution

There is a decrease of $2,486 on account of expenditure incurred for selling and distribution activities during the six months ended September 30, 2021, when compared with the six months ended September 30, 2020.

Depreciation and amortization of web site development

Depreciation and amortization expense have decreased by $1,723 during the six months ended September 30, 2021, when compared to the six months ended September 30, 2020.

Allowance for bad debts

Allowance for bad debts increased by $51,470 during the six months ended September 30, 2021 when compared to the six months ended September 30, 2020.

Employee benefit obligation

Employee benefit obligation expenses incurred for the six months ended September 30, 2020 was $7,500 and no expense recognized for the period ended September 30, 2021.

The loss from operations for the six months ended September 30, 2021 amounted to $129,021 and the profit from operations for the six months ended September 30, 2020 was $4,789.

The Company’s other income and (expenses) for the six months ended September 30, 2021 and 2020 amounted to $(42,121) and $(41,624), respectively. The following table sets forth the Company’s other income and (expenses) analysis for both periods:

	September 30, 2021	September 30, 2020	Change

Interest expense	$(19,845)	$(82,166)	$62,321
Other income	2,676	2,642	34
Bank charges	(699)	(938)	239
Exchange (loss) / gain	(8,791)	38,838	(47,629)
Promissory notes discount	(15,463)	-	(15,463)
Total other income (expenses)	$(42,121)	$(41,624)	$(497)

Other expenses increased by $497, during the six months ended September 30, 2021, when compared with the six months ended September 30, 2020.

The loss before provision for income taxes for the six months ended September 30, 2021 and 2020 amounted to $171,142 and $36,835, respectively.

The net loss for the six months ended September 30, 2021 and 2020 amounted to $171,142 and $57,915, respectively.

The Company’s comprehensive loss for the six months ended September 30, 2021 and 2020 amounted to $151,801 and $156,982, respectively.

Comprehensive Loss:	September 30, 2021	September 30, 2020
Unrealized foreign currency translation (loss)\ gain	$19,342	$(99,067)
Net loss	(171,142)	(57,915)
Comprehensive loss	$(151,801)	$(156,982)

At September 30, 2021 and March 31, 2021, the Company had 67,754,296 and 65,754,296 common shares issued and outstanding, respectively. The weighted average number of shares for the six months ended September 30, 2021 and September 30, 2020 was 67,754,296 and 65,754,296, respectively. The loss per share for both periods was $(0.00) per share and $(0.00) per share, respectively.

E. Financial condition as at September 30, 2021 and March 31, 2021:

Assets:

The Company reported total assets of $603,893 and $620,286 as at September 30, 2021 and March 31, 2021, respectively. 65% of these total assets include intangible assets and 14% of total assets are comprised of accounts receivable of the Company. Our property and equipment include office equipment, computer equipment (Data Processing Equipment), furniture and fittings, web site developments and improvement to leasehold assets having a total net book value of $6,842 and $8,974 as at September 30, 2021 and March 31, 2021, respectively. Furthermore, our current assets as at March 31, 2021 totaled $183,242 and as at September 30, 2021, our current assets were $201,693. These current assets amounted to $201,693, comprised of cash of $15,553, accounts receivable of $84,195, prepaid and other current assets of $100,909 and accrued revenue of $1,036.

Liabilities:

The Company had total liabilities of $4,519,327 and $4,399,384 as at September 30, 2021 and March 31, 2021, respectively. Long term liabilities include balances owed to related parties which are outstanding for more than 12 months. Our current liabilities at March 31, 2021 totaled $3,009,514. We have seen an increase of 4% in current liabilities amounting to $125,765, making total current liabilities of $3,135,279 as at September 30, 2021. These mainly include short term third party debt, payroll liabilities, payable to related parties, deferred revenue, taxes payable, accrued liabilities and our day to day operational creditors.

Stockholder’s Deficit:

At March 31, 2021, the Company had stockholders’ deficit of $3,779,098. At September 30, 2021, the Company had stockholders’ deficit of $3,915,434 which represents an increase of 4%.

The Company had 67,754,296 and 67,754,296 shares issued and outstanding at September 30, 2020 and March 31, 2020, respectively.

F. Liquidity and capital reserves:

The Company had profit/ (loss) from operations of $(75,201) and $257 for the three months ended September 30, 2021 and 2020, respectively; a total other income (expense) amounting to $(31,075) and $(25,778) for the three months ended September 30, 2021 and 2020, respectively; and a net loss of $106,276 and $36,751 for the three months ended September 30, 2021 and 2020, respectively.

In summary, our cash flows for the six months ended September 30, 2021 and September 30, 2020 were as follows:

	September 30, 2020	September 30, 2019
Net cash provided by operating activities	$(40,947)	$80,775
Net cash used in investing activities	-	(9,050)
Net cash provided by financing activities	12,883	-

Since inception, we have financed our operations primarily through internally generated funds and the use of our lines of credit with several financial institutions. We had $15,553 in cash; net cash provided by operations of $(40,947), for the six months ended September 30, 2021; working capital deficit of $2,933,586; and stockholders’ deficit of $3,915,434 as of September 30, 2021.

G. Milestones for next twelve months (2021-2022):

Our specific plan of operations and milestones through September 2022 are as follows:

1)	New Cloud Product

We hope to capitalize on the opportunities that have risen post-Covid for ‘communication and collaboration software products, The new cloud product has passed technical feasibility and is currently being tested. We intend to launch the new Cloud product by mid-2022.

This will enable us to reach new geographical locations where we do not have physical presence or partnerships.

2)	Geographical Expansion

We hope to commence operations in Canada by second half of 2022, with the launch of the new Cloud version of its product.

3)	Knowledge Capital, Learning and Innovation.

Our greatest strength is our human capital. We have the ability to continue to innovate and set trends within the industries in which we operate, due to our ability to innovate and create value in our products.

Our management intends to:

●	Continue to empower and create value for our human capital;

●	Encourage disruptive technologies;

●	Provide greater opportunities for knowledge sharing; and

●	Sponsor and motivate learning and adoption of new technologies.

4)	Financial Performance

We intend to provide value for all our shareholders by:

●	Raising capital and marketing the Cloud version of our product.

●	Increase revenue with the launch of new product, efficiently manage operations and break-even.

●	Increasing free cash flow and efficiently managing the use of funds;

●	Capitalizing on the opportunities presented by the pandemic, for SaaS products that help organizations operate remotely.

●	Providing robust and steady capital appreciation.

5)	Corporate Social Responsibility

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

DUO WORLD, INC.

Date: November 22, 2021	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 22, 2021	/s/ Suzannah Jennifer Samuel Perera
Suzannah Jennifer Samuel Perera
Chief Financial Officer
(Principal Accounting and Financial Officer)

