Form 10-Q
period 2021-12-31
DUO WORLD INC
filed 2022-02-18
CIK 1635136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 16, 2022, there were 67,754,296 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Duo World, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2021

(Unaudited)

CONTENTS

Page(s)

Consolidated Balance Sheets - December 31, 2021 (unaudited) and March 31, 2021	F-3

Consolidated Statements of Operations and Comprehensive Income / (Loss) for the three and nine months ended December 31, 2021 and December 31, 2020 (unaudited)	F-4

Consolidated Statements of Cash Flows for December 31, 2021 and December 31, 2020 (unaudited)	F-5

Consolidated Statement of Changes in Shareholders’ Deficit for the December 31, 2021 (unaudited) and March 31, 2021	F-6

Notes to the Consolidated Financial Statements (unaudited)	F-7 – F-21

Duo World, Inc. and Subsidiaries

Consolidated Balance Sheets

	Dec 31, 2021	March 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$37,362	$21,571
Accounts receivable - trade	70,088	135,872
Prepaid expenses and other current assets	115,804	24,723
Accrued revenue	1,083	1,076
Total Current Assets	224,337	183,242

Non Current Assets
Property and equipment, net of accumulated depreciation of $223,066 and $220,918 respectively	5,813	8,974
Intangible assets, net	380,558	428,070
Total Non Current Assets	386,371	437,044

Total Assets	$610,708	$620,286

LIABILITIES and SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$607,524	$541,766
Payroll, employee benefits, severance	512,251	530,394
Short term borrowings	445	430,993
Due to related parties	1,129,885	1,063,397
Payable for acquisition	185,762	185,762
Taxes payable	165,186	165,924
Accruals and other payables	589,656	88,380
Deferred revenue	11,665	2,898
Total Current liabilities	3,202,374	3,009,514

Long Term Liabilities
Due to related parties	1,346,143	1,345,915
Employee benefit obligation	25,207	30,039
Long term loan	-	13,916
Total Long Term liabilities	1,371,350	1,389,870

Total liabilities	$4,573,723	$4,399,384

Commitments and contingencies (Note 18)

Shareholders’ Deficit
Ordinary shares: $0.001 par value per share; 400,000,000 shares authorized; 67,754,296 and 67,754,296 shares issued and outstanding, respectively	$67,754	$67,754
Convertible series “A” preferred shares: $0.001 par value per share; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Additional paid in capital	11,678,086	11,641,336
Promissory notes discount	(2,812)	-
Accumulated deficit	(16,270,987)	(16,041,727)
Accumulated other comprehensive income	559,943	548,539
Total shareholders’ deficit	(3,963,015)	(3,779,098)

Total Liabilities and Shareholders´ Deficit	$610,708	$620,286

The accompanying notes are an integral part of these consolidated financial statements

Duo World, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended,		For the nine months ended,
	Dec 31, 2021	Dec 31, 2020	Dec 31, 2021	Dec 31, 2020

Revenue	$20,146	$64,842	$74,852	$338,812
Cost of revenue (exclusive of depreciation presented below)	(19,386)	(33,763)	(70,424)	(116,384)
Gross Income	760	31,079	4,428	222,428

Operating Expenses
General and administrative	32,891	62,032	98,352	194,205
Salaries and casual wages	6,438	19,048	19,930	59,463
Selling and distribution	52	1,310	240	3,983
Depreciation	265	653	847	2,674
Amortization of web site development	736	809	2,230	2,587
Allowance for bad debts	-	1,250	51,470	1,250
Employee benefit obligation	-	1,486	-	8,985
Total operating expenses	40,382	86,588	173,069	273,147
Profit (Loss) from operations	$(39,622)	$(55,509)	$(168,641)	$(50,720)

Other income (expenses):
Interest expense	$(5,890)	$(40,013)	$(25,735)	$(122,179)
Other income	2,616	2	5,292	2,644
Bank charges	(250)	(941)	(949)	(1,879)
Exchange (loss) / gain	3,503	8,777	(5,288)	47,615
Promissory notes discount	(18,475)	-	(33,939)	-
Total other income (expenses)	(18,496)	(32,175)	(60,617)	(73,799)

Loss before provision for income taxes:	$(58,118)	$(87,683)	$(229,259)	$(124,518)

Tax Expense :
Provision for income taxes	-	-	-	-
Foreign taxes – withheld	-	(8,301)	-	(29,381)
Net loss	$(58,118)	$(95,984)	$(229,259)	$(153,900)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Shares Outstanding	117,754,296	117,754,296	117,754,296	117,754,296

Comprehensive Income (Loss):
Unrealized foreign currency translation (loss) gain	$(7,938)	$(11,253)	$11,404	$(110,321)
Net loss	(58,118)	(95,984)	(229,259)	(153,900)
Comprehensive loss	$(66,056)	$(107,238)	$(217,855)	$(264,221)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Period ended,
	Dec 31, 2021	Dec 31, 2020
Operating activities:
Loss before provision for income taxes	$(229,259)	$(153,900)

Adjustments to reconcile loss before provision for income taxes to cash provided by operating activities:
Depreciation and amortization	3,077	5,261
Bad debts	51,470	1,250
Product development cost written off	44,978	53,003

Changes in assets and liabilities:
Accounts receivable - trade	14,314	62,382
Prepayments	(91,088)	(1,109)
Lease right to use asset	-	10,330
Accounts Payable	65,758	8,485
Payroll, employee benefits, severance	(18,142)	(1,312)
Short term overdraft	(430,547)	(1,035)
Due to related parties	66,488	146,903
Taxes payable	(738)	12,311
Lease Creditor	-	(2,126)
Retirement Benefit	(4,832)	7,301
Lease liability	-	(10,333)
Accruals and other payables	3,027	(41,730)
Net cash provided by operating activities	$(525,496)	$95,684

Investing activities:
Intangible assets	-	(9,050)

Net cash used in investing activities	$-	$(9,050)

Financing activities:
Long term loan	(13,916)	16,294
Promissory notes discount	(2,812)	-
Additional paid in capital	36,750	-
Share application	507,016

Net cash provided by financing activities	$527,038	$16,294

Effect of exchange rate changes on cash	14,248	(121,970)
Net decrease in cash	$15,790	$(19,042)
Cash, beginning of period	21,571	50,703

Cash, end of period	$37,362	$31,661

Supplemental disclosure of cash flow information:
Cash paid for interest	$25,735	$42,350

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common shares issued for services	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Duo World, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Deficit

	Common Share Capital		Preferred Share Capital		Additional	Promissory		Other	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	notes discount	Accumulated Deficit	Comprehensive Income	Shareholders’ Deficit

March 31, 2021	67,754,296	67,754	5,000,000	5,000	11,641,336	-	(16,041,727)	548,539	(3,779,098)

Net loss	-	-	-	-	-	-	(64,865)	-	(64,865)

Other comprehensive income	-	-	-	-	-	-	-	(7,087)	(7,087)

June 30, 2021	67,754,296	67,754	5,000,000	5,000	11,641,336	-	(16,106,592)	541,452	(3,851,050)

Net loss	-	-	-	-	-	-	(106,276)	-	(106,276)

Other comprehensive income	-	-	-	-	-	-	-	26,428	26,428

Promissory notes Discount	-	-	-	-	36,750	(21,287)	-	-	15,463

September 30, 2021	67,754,296	67,754	5,000,000	5,000	11,678,086	(21,287)	(16,212,868)	567,881	(3,915,434)

Net loss	-	-	-	-	-	-	(58,118)	-	(58,118)

Other comprehensive income	-	-	-	-	-	-	-	(7,938)	(7,938)

Promissory notes Discount	-	-	-	-		18,475	-	-	18,475

December 31, 2021	67,754,296	67,754	5,000,000	5,000	11,678,086	(2,812)	(16,270,987)	559,943	(3,963,015)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 1 - Organization and Nature of Operations

Duo World Inc. (hereinafter referred to as “Successor” or “Duo”) a reporting company since September 26, 2016, was organized under the laws of the state of Nevada on September 19, 2014. Duo Software (Pvt.) Limited (hereinafter referred to as “DSSL” or “Predecessor”), a Sri Lanka based company, was incorporated on September 22, 2004, in the Democratic Socialist Republic of Sri Lanka, as a limited liability company. Duo Software (Pte.) Limited (hereinafter referred to as “DSS” or “Predecessor”), a Singapore based company, was incorporated on June 05, 2007 in the Republic of Singapore as a limited liability company. DSS also includes its wholly-owned subsidiary, Duo Software India (Private) Limited (India) which was incorporated on August 30, 2007, under the laws of India and the Company and is under the process of Striking off.

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

Further the Duo World Inc. has its wholly owned subsidiary which is Duo World Canada Inc, incorporated under the laws of Canada (Canada Business Corporations Act.) on June 8, 2020. Duo World Canada has not yet started its operations due to the pandemic and the prevailing travel restrictions and expecting to start its operations in the year 2022.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $229,259 and $153,900 for the nine months ended December 31, 2021 and 2020, respectively; net cash provided by operations of $(525,496) and $95,684 for the nine months ended December 31, 2021 and 2020, respectively; working capital deficit of $2,978,037 and $2,826,272 as of December 31, 2021 and March 31, 2021, respectively; outstanding statutory dues towards employee provident fund and employee trust fund of $369,637 and $373,142, as of December 31, 2021 and March 31, 2021, respectively; and a stockholders´ deficit of $3,963,015 and $3,779,098 as of December 31, 2021 and March 31, 2021, respectively.

The revenue for the nine months ended December 31, 2021 has decreased when compared to the nine months ended December 31, 2020. The Company has launch Facetone cloud version and expecting more revenue from the product. Further, the Company was able to reduce its operating cost in the current quarter and it resulted in reducing the net loss. Considering these trends, the management is confident that the Company shall generate sufficient profits to offset the operating losses in the recent future.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2021 and March 31, 2021, there were no cash equivalents.

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

AMC Services- The Company offers annual maintenance programs on its licenses that provide for technical support and updates to the Company’s software products. Initial annual maintenance fees are bundled with license fees in the initial licensing period and recognized when the performance obligation of license fee is met. Revenue is recognized ratable, or daily, over the term of the maintenance period, which is typically one year.

For the nine months ended December 31, 2021 and 2020, the Company received only cash as consideration for sale of licenses and related services rendered.

For the nine months ended December 31, 2021 and 2020, the Company had following concentrations of revenues with customers:

Customer	December 31, 2021	December 31, 2020

A	31.51%	3.69%
B	27.83%	4.89%
C	22.42%	2.68%
D	11.38%	3.04%
E	0.00%	76.74%
F	0.00%	6.95%
Other misc. customers	6.86%	2.01%
	100.00%	100.00%

For the nine months ended December 31, 2021 and 2020, the company had following sales by products:

Product	December 31, 2021	December 31, 2020

FaceTone	$63,920	$42,632
Software hosting and reselling	10,932	12,619
DuoSubscribe	-	283,562
	$74,852	$338,812

Significant Judgments

The Company’s contracts with customers includes multiple Software products and services to deliver and in most of the contracts, the price of the separately identifiable features are stated separately. In the event the price of the multiple product and services are not mentioned in the agreement, the Company allocates transaction prices by estimating the standalone selling price of the promised products and the services. The determination of standalone selling price for each performance obligation requires judgments. The Company determines standalone selling price for performance obligations based on overall pricing strategies, which consider market in which the company operates, historical data analysis, number of users of the product or services, size of the customer and the market price of the hardware used.

Contract Balances

When the timing of revenue recognition differs from the timing of invoicing for contract with customers, differed revenue and accrued revenue/ unbilled accounts receivables are recognized by the Company. Revenue under Software Implementation contracts are invoiced on stages of completion as stipulates in the agreement and the revenue recognized when the performance obligations are met and customer sign the user acceptance test (UAT). The Company invoices software license fee and royalty fee at the end of the period according to the customer agreement and accrued revenue/ unbilled revenue is recognized for the relevant period. The maintenance fee is invoiced beginning of the period and the Company recognizes as deferred revenue in the financial statements and is ratable recognized over a period of service.

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

Deferred Revenue - Deferred revenue represents advance payments for software licenses, services, and maintenance billed in advance of the time revenue is recognized. As at December 31, 2021 and March 31, 2021, the Company recognized deferred revenue $11,665 and $2,898, respectively.

Accrued Revenue/Unbilled Accounts Receivable - Accrued revenue/Unbilled accounts receivable primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period. As at December 31, 2021 and March 31, 2021, unbilled /accrued revenues were $1,083 and $1,076, respectively.

The Company had no contract liabilities and assets recognized for cost to fulfill a requirement of a customer as at December 31, 2021.

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

During the nine months ended December 31, 2020, product research and development cost of $9,050, was capitalized as “Intangible assets” and no cost capitalized for the nine months ended December 31, 2021.

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expenses were incurred during the nine months ended December 31, 2021 and 2020.

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

Comprehensive Income

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from April 1, 2015 through December 31, 2021, includes only foreign currency conversion gains (losses), and is presented in the Company’s consolidated statements of comprehensive income.

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the periods ending on December 31, 2021 and March 31, 2021 were as follows:

Foreign Currency Translation gains (losses)

Balance, March 31, 2021	$548,539
Translation rate gain (loss)	(7,087)
Balance, June 30, 2021	$541,452
Translation rate gain (loss)	26,428
Balance, September 30, 2021	$567,881
Translation rate gain (loss)	(7,938)
Balance, December 31, 2021	$559,943

Leases

Lessor

There are no significant changes in recognizing the Lessor under ASC 842 compared to the previous model. Changes were made to the accounting guidance of lessor and lessee, and the key aspect of the introduced model is to align the recognition criteria with new revenue recognition standard ASC 606. Under the new guidance, contract consideration is allocated to its lease components and non-lease components (such as maintenance). For the Company as a lessor, non-lease components of the contract will be accounted under ASC Topic 606, Revenue from Contracts with Customers, unless the Company elects a lessor practical expedient to not separate the non-lease components from the associated lease component. The amendments in ASU 2018-11 also provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component. To elect the practical expedient, the timing and pattern of transfer of the lease and non-lease components must be the same and the lease component must meet the criteria to be classified as an operating lease. If these criteria’s are met, the single component can be accounted either ASC 842 or ASC 606, depending on the predominant component(s). The lessor practical expedient to not separate non-lease components from the associated component must be elected for all existing and new leases.

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

Note 5 – Accounts Receivable

Following is a summary of accounts receivable as at December 31, 2021 and March 31, 2021:

	December 31, 2021	March 31, 2021
Accounts receivable – Trade	$198,185	$213,452
Less: Provision for doubtful debts	(128,097)	(77,580)
	$70,088	$135,872

As at December 31, 2021 and March 31, 2021, the Company had following concentrations of accounts receivables with customers:

Customer	December 31, 2021	March 31, 2021
A	96.99%	89.64%
B	2.18%	3.02%
C	0.00%	3.46%
Other receivables	0.83%	3.88%
	100.00%	100.00%

Note 6 – Prepaid Expenses and Other Current Assets

Following is a summary of prepaid expenses and other current assets as at December 31, 2021 and March 31, 2021:

	December 31, 2021	March 31, 2021
David E. Wise IOLTA account	$49,250	$-
Dial Desk Pvt Ltd	44,884	-
Security deposits	13,604	17,509
Supplier advance	5,410	5,411
Prepayments	2,198	1,646
Other receivables	458	157
	$115,804	$24,723

Note 7– Property and Equipment

Following table illustrates net book value of property and equipment as at December 31, 2021 and March 31, 2021:

	December 31, 2021	March 31, 2021
Office equipment	$1,590	$1,597
Furniture & fittings	106,702	107,177
Computer equipment (data processing equipment)	81,387	81,749
Improvements to lease hold assets	16,433	16,506
Website development	22,767	22,862
	228,879	229,891
Accumulated depreciation and amortization	(223,066)	(220,918)
Net fixed assets	$5,813	$8,974

Depreciation and amortization expense for the nine months ended December 31, 2021 and 2020 was $3,077 and $5,261, respectively.

Note 8 – Intangible assets

Intangible assets comprise of capitalization of certain costs pertaining to products development which meets the criteria as set forth above under Note 3. Following table illustrates the movement in intangible assets as at December 31, 2021 and March 31, 2021:

	December 31, 2021	March 31, 2021
Opening balance	$428,070	$644,586
Add: Costs capitalized during the year	-	12,657
Less: Amount written-off	(44,978)	(206,433)
Translational gain/ (loss)	(2,534)	(22,740)
Net Intangible Assets	$380,558	$428,070

Note 9 – Accounts Payable

Following is a summary of accounts payable as at December 31, 2021 and March 31, 2021:

	December 31, 2021	March 31, 2021
Accounts payable- employees	$256,236	$247,111
Supplier payable	116,626	113,051
Promissory notes	65,000	-
Canagey Capital (Pvt) Ltd	64,772	65,061
Other supplier payable	61,092	61,364
EPSI Computers (Pvt) Ltd	29,462	29,593
Due to Guha Takurta	13,957	25,207
Rent deposit	379	380
	$607,524	$541,766

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

Note 10 – Short-term borrowings

Following is a summary of short-term borrowings as at December 31, 2021 and March 31, 2021:

	December 31, 2021	March 31, 2021
OCBC- SGD- short term overdraft	$445	$-
PAN Asia Bank – short term overdraft	-	372,291
PAN Asia Bank – loan	-	56,214
Commercial Bank	-	2,488
	$445	$430,993

Bank overdraft facility, obtained from Pan Asia Banking Corporation PLC, contains an interest rate of 9% per annum for $105,793, 11.25% per annum for the next $110,327, 12.75% per annum for the next $149,118 and 28% per annum for above $365,239.

Note 11 – Due to Related Parties

Due to Related Parties – Short term

From time to time, the Company receives advances from related parties such as management, directors or principal shareholders in the normal course of business. Loans and advances received from related parties are unsecured and non-interest bearing. Balances outstanding to these persons for less than 12 months are presented under current liabilities in the accompanying consolidated financial statements. As of December 31, 2021 and March 31, 2021, the Company owed directors $1,129,885 and $1,063,397, respectively.

Due to Related Parties – Long term

Balances outstanding to related parties for more than 12 months are presented under long-term liabilities in the accompanying consolidated financial statements. As of December 31, 2021, and March 31, 2021, the Company owed directors $1,346,143 and $1,345,915, respectively.

Note 12 – Taxes Payables

Taxes payable comprised of items listed below as at December 31, 2021 and March 31, 2021:

	December 31, 2021	March 31, 2021
PAYE	$161,825	$162,546
WHT payable	3,358	3,373
Stamp duty payable	3	5
	$165,186	$165,924

Note 13 – Accruals and Other Payables

Following is a summary of accruals and other payables as at December 31, 2021 and March 31, 2021:

	December 31, 2021	March 31, 2021

Share Application Account	$507,016	$-
Accruals	52,773	60,242
Other payables	17,000	17,000
Accrued interest	9,661	8,763
Audit fee payable	3,206	2,375
	$589,656	$88,380

Note 14 – Cost of Revenue

Following is the summary of cost of revenue for the nine months ending December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Product development cost written off	$44,978	$53,003
Support services	19,191	42,031
Purchases	5,278	9,405
Implementation cost	-	9,154
Consultancy, contract basis employee cost	822	1,311
Other external services	155	1,480
	$70,424	$116,384

Note 15 – General and Administrative Expenses

Following is the summary of general and administrative expenses for the nine months ending December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020

Consulting fee	$42,887	$10,318
Legal fee	16,500	13,699
Other professional services	9,620	4,377
Audit fee	7,904	7,836
Office rent	5,660	1,161
Internet charges	2,635	3,519
Telephone charges	2,301	3,242
Filling fee and subscription	1,483	858
Penalties / late payment charges	1,262	9,504
Transfer agent fees	1,150	1,200
OTC Market fees	1,086	9,748
Computer maintenance	928	334
Software rentals	701	581
Staff welfare	700	233
Office maintenance	802	548
Electricity charges	651	1,005
Professional fees	615	4,800
Secretarial fees	534	493
Other expenses	515	367
Stamp duty expenses	215	228
Vehicle allowance	133	7,313
Courier and postage	42	189
Printing and stationery	28	78
Directors remuneration	-	95,307
EPF	-	6,698
ETF	-	1,674
Lease expenses	-	8,247
Investor relations	-	329
Travelling expense	-	319
	$98,352	$194,205

Note 16 – Selling and Distribution Expenses

Following is the summery of selling and distribution expenses for the nine months ending December 31, 2020 and 2019:

	December 31, 2021	December 31, 2020
Vehicle running expense	$240	$-
Vehicle hire charges	-	3,901
Marketing expenses	-	82
	$240	$3,983

Note 17 - Equity

(A)	Common Stock

As at December 31, 2021, the Company had 400,000,000 authorized common shares having a par value of $0.001. The common shares have been designated with the following rights:

●	Voting rights: Common shareholders can attend at annual general meeting to cast vote or use a proxy.

●	Right to elect board of directors: Common shareholders control the Company through their right to elect the company’s board of directors; however, the holder of our preferred stock has super-majority voting rights and has power to elect all of the Company’s board of directors.

●	Right to share income and assets: Common shareholders have the right to share company’s earnings equally on a per-share basis in the form of dividend. Similarly, in the event of liquidation, shareholders have claim on assets that remain after meeting the obligation to accrued taxes, accrued salary and wages, creditors including bondholders (if any) and preferred shareholders. Thus, common shareholders are residual claimants of the company’s income and assets.

During the nine months ended December 31, 2021, the Company did not issue common shares:

(B)	Preferred Stock

As at December 31, 2021, the Company had 10,000,000 authorized series “A” preferred shares having a par value of $0.001 per share.

The preferred shares have been designated with the following conversion rights:

●	One preferred share will convert into ten (10) common shares no earlier than 24 months and 1 day after the issuance.

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
		$11,134

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

Our MD&A is comprised of the following sections:

A.	Business Overview

B.	Critical Accounting Policies

C.	Results of operations for the three months ended December 31, 2021 and December 31, 2020

D.	Results of operations for the nine months ended December 31, 2021 and December 31, 2020

E.	Financial condition as at March 31, 2021 and December 31, 2021

F.	Liquidity and capital reserves

G.	Milestones for next twelve months

A. Business overview:

Duo World, Inc. (hereinafter referred to as “Successor” or “Duo”), a reporting Company since September 26, 2016, was organized under the laws of the state of Nevada on September 19, 2014. Duo Software (Pvt.) Limited (hereinafter referred to as “DSSL” or “Predecessor”), a Sri Lanka based company, was incorporated on September 22, 2004, in the Democratic Socialist Republic of Sri Lanka, as a limited liability company. Duo Software (Pte.) Limited (hereinafter referred to as “DSS” or “Predecessor”), a Singapore based company, was incorporated on June 5, 2007 in the Republic of Singapore as a limited liability company. DSS also includes its wholly-owned subsidiary, Duo Software India (Private) Limited (India), which was incorporated on August 30, 2007, under the laws of India. Duo Software India (Private) Limited is under the process of Striking off.

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

C. Results of operations for the three months ended December 31, 2021 and December 31, 2020:

The Company had revenues amounting to $20,146 and $64,842, respectively, for three months ended December 31, 2021 and December 31, 2020. Following is a breakdown of revenues for both periods:

	December 31,	December 31,
Product	2021	2020	Change

Facetone	$16,323	$14,358	$1,965
Software hosting and reselling	3,823	4,055	(232)
DuoSubscribe	-	46,429	(46,429)
	$20,146	$64,842	$(44,696)

Total revenue for the three months ended December 31, 2021 decreased when compared to December 31, 2020.

Decrease in revenue is due to adverse economic conditions of our key customers due to the Pandemic.

For the three months ended December 31, 2021 and December 31, 2020, the Company had the following concentrations of revenues with customers:

	December 31,	December 31,
Customer	2021	2020

A	32.84%	8.64%
B	29.78%	6.45%
C	15.85%	4.74%
D	14.77%	5.13%
E	0.00%	48.60%
F	0.00%	23.00%
Other misc. customers	6.76%	3.44%
	100.00%	100.00%

The total cost of sales amounted to $19,386 and $33,763 for the three months ended December 31, 2021 and December 31, 2020, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	December 31,	December 31,
	2021	2020	Change

Product development cost written off	$14,395	$16,022	$(1,627)
Support services	4,710	12,785	(8,075)
Purchases- hosted servers	209	4,565	(4,356)
Consultancy, contract basis employee cost	37	356	(319)
Other external services	35	35	-
Total cost of sales	$19,386	$33,763	$(14,377)

The gross income for the three months ended December 31, 2021 and December 31, 2020 amounted to $760 and $31,079, respectively, recording a decrease of $30,319.

The total operating expenditure amounted to $40,382 and $86,588 for the three months ended December 31, 2021 and December 31, 2020, respectively. Operating expenditure declined by 53% during the three months ended December 31, 2021 when compared to the operating expenditure of the same period in 2020. The following table sets forth the Company’s operating expenditure analysis for both periods:

	December 31,	December 31,
	2021	2020	Change
General and administrative	$32,891	$62,032	$(29,141)
Salaries and casual wages	6,438	19,048	(12,610)
Selling and distribution	52	1,310	(1,258)
Depreciation	265	653	(388)
Amortization of web site development	736	809	(73)
Allowance for bad debts	-	1,250	(1,250)
Employee benefit obligation	-	1,486	(1,486)
	$40,382	$86,588	$(46,206)

Following are the main reasons for the variances in operating expenses of the Company:

General and Administrative Cost

During the three months ended December 31, 2021, general and administrative cost declined by 47% when compared to the same period in 2020. Home Working arrangements and the reduction in administrative salaries were the main reasons for the reduction in expenditure.

Salaries and benefits

Salaries and benefits decreased by 66% during the three months ended December 31, 2021 as there was a reduction in the total number of staff when compared to the same period in 2020. Duo’s move towards outsourcing of non-core activities and shifting towards contract employment led to a general decrease in the number of permanent staff, and increase in the overall efficiency in the operations of the company.

Selling and distribution

Selling and distribution expenses decreased by $1,258 during the period ended December 31, 2021 when compared to the same period in 2020.

Depreciation and Amortization expense

Depreciation and amortization expense recorded a decrease of $461 during the three months ended December 31, 2021, when compared to the three months ended December 31, 2020.

Allowance for bad debts

Bad debt provision was not recorded during the three months ended December 31, 2021, and the bad debts provision of $1,250 was recorded in the same period in December 2020.

Employee benefit obligation

Employee benefit obligation of $1,486 was recognized for the period ended December 31, 2020 and the same expense was not recognized for the period ended December 31, 2021.

The Company’s other income and (expense) for the three months ended December 31, 2021 and December 31, 2020 amounted to $(18,496) and $(32,175), respectively. The following table sets forth the Company’s other income and (expense) analysis for both periods:

	December 31,	December 31,
	2021	2020	Changes
Interest expense	$(5,890)	$(40,013)	$34,123
Other income	2,616	2	2,614
Bank charges	(250)	(941)	691
Exchange gain / (loss)	3,503	8,777	(5,274)
Promissory notes discount	(18,475)	-	(18,475)
Total other expenses	$(18,496)	$(32,175)	$13,679

Other expenditures decreased by $13,679 in the three months ended December 31, 2021, when compared to the three months ended December 31, 2020.

The loss before provision for income taxes for the three months ended December 31, 2021 and December 31, 2020 amounted to $58,118 and $87,683, respectively.

The net loss for the three months ended December 31, 2021 and December 31, 2020 amounted to $58,118 and $95,984, respectively.

The Company’s comprehensive loss for the three months ended December 31, 2021 and December 31, 2020 amounted to $66,056 and $107,238, respectively.

Comprehensive Income / (Loss):	December 31, 2021	December 31, 2020
(Loss) / gain on foreign currency translation	$(7,938)	$(11,253)
Net loss	(58,118)	(96,984)
Comprehensive loss	$(66,056)	$(107,238)

At December 31, 2021 and March 31, 2021, the Company had 67,754,296 and 65,754,296 common shares issued and outstanding, respectively. The weighted average number of shares for the three months ended December 31, 2021 and, 2020 was 67,754,296 and 67,754,296 respectively. The loss per share for both periods was $(0.00) per share and $(0.00) per share, respectively.

D. Results of operations for the nine months ended December 31, 2021 and December 31, 2020:

The Company had revenues amounting to $74,852 and $338,812, respectively, for nine months ended December 31, 2021 and December 31, 2020. Following is a breakdown of revenues for both periods:

	December 31,	December 31,
Product	2021	2020	Change

Facetone	$63,920	$42,632	$21,288
Software hosting and reselling	10,932	12,618	(1,686)
DuoSubscribe	-	283,562	(283,562)
	$74,852	$338,812	$(263,960)

Total revenue for the nine months ended December 31, 2021 decreased by $263,960 when compared to nine months ended December 31, 2020. The decrease is mainly due to the adverse economic condition due to the pandemic.

For the nine months ended December 31, 2021 and December 31, 2020, the Company had the following concentrations of revenues with customers:

	December 31,	December 31,
Customer	2021	2020

A	31.51%	3.69%
B	27.83%	4.89%
C	22.42%	2.68%
D	11.38%	3.04%
E	0.00%	76.74%
F	0.00%	6.95%
Other misc. customers	6.86%	2.01%
	100%	100%

The total cost of sales amounted to $70,424 and $116,384, for the nine months ended December 31, 2021 and 2020, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	December 31,	December 31,
	2020	2020	Change
Product development cost written off	$44,978	$53,003	$(8,025)
Support services	19,191	42,031	(22,840)
Implementation cost	-	9,154	(9,154)
Purchases	5,278	9,405	(4,127)
Consultancy, contract basis employee cost	822	1,311	(489)
Other external services	155	1,480	(1,325)
	$70,424	$116,384	$(45,960)

Cost of sales decreased by 39% during the nine months ended December 31, 2021 when compared to the nine months ended December 31, 2020.

The gross income for the nine months ended December 31, 2021 and 2020 amounted to $4,428 and $222,428, respectively.

The total operating expenditures amounted to $173,069 and $273,147, for the nine months ended December 31, 2021 and 2020, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods;

	December 31,	December 31,
	2021	2020	Change
General and administrative	$98,352	$194,205	$(95,853)
Salaries and casual wages	19,930	59,463	(39,533)
Selling and distribution	240	3,983	(3,743)
Depreciation	847	2,674	(1,827)
Amortization of web site development	2,230	2,587	(357)
Allowance for bad debts	51,470	1,250	50,220
Employee benefit obligation	-	8,985	(8,985)
	$173,069	$273,147	$(100,078)

Following are the main reasons for the variances in operating expenses of the Company:

General and Administrative Cost

The general and administrative expenditure decreased by 49% in the nine months ended December 31, 2021 when compared with nine months ended December 31, 2020. The main reason for the decrease is decrease in administrative salaries and office related expenditure.

Salaries and benefits

Salaries and benefits decreased by $39,533 during the nine months ended December 31, 2021 as the total number of staff was reduced when compared to the same period in 2020. The Company moved toward outsourcing of non-core activities and shifting towards contract employment led to a decrease in the number of permanent staff.

Selling and distribution

There is a decrease of $3,743 in selling and distribution activities during the nine months ended December 31, 2021, when compared with the nine months ended December 31, 2020

Depreciation and amortization of web site development

Depreciation and amortization expense have decreased by $2,184 during the nine months ended December 31, 2021, when compared to the nine months ended December 31, 2020.

Allowance for bad debts

Allowance for bad debts increased by $50,220 during the nine months ended December 31, 2021 when compared to the nine months ended December 31, 2020.

Employee benefit obligation

Employee benefit obligation was not recognised during the nine months ended December 31, 2021 due to the reduction in the permanent staff. Whereas for the nine months ended December 31, 2020 $8,985 was recognised as employee benefit obligations.

The loss from operations for the nine months ended December 31, 2021 and 2020 amounted to $168,641 and $50,720, respectively.

The Company’s other income and (expenses) for the nine months ended December 31, 2021 and 2020 amounted to $(60,617) and $(73,799), respectively. The following table sets forth the Company’s other income and (expenses) analysis for both periods:

	December 31,	December 31,
	2021	2020	Changes
Interest expense	$(25,735)	$(122,179)	$96,444
Other income	5,292	2,644	2,648
Bank charges	(949)	(1,879)	930
Exchange (loss) / gain	(5,288)	47,615	(52,903)
Promissory notes discount	(33,939)	-	(33,939)
	$(60,617)	$(73,799)	$13,182

Other expenses decreased by $13,182, during the nine months ended December 31, 2021, when compared with the nine months ended December 31, 2020. This decrease was mainly due to the decrease in interest expense during the nine months ended December 31, 2021.

The loss before provision for income taxes for the nine months ended December 31, 2021 and 2020 amounted to $229,259 and $124,518, respectively.

The net loss for the nine months ended December 31, 2021 and 2020 amounted to $229,259 and $153,900, respectively.

The Company’s comprehensive loss for the nine months ended December 31, 2021 and 2020 amounted to $217,855 and $264,221, respectively.

Comprehensive Loss:	December 31, 2021	December 31, 2020
Unrealized foreign currency translation (loss)\ gain	$11,404	$(110,321)
Net loss	(229,259)	(153,900)
Comprehensive loss	$(217,855)	$(264,221)

At December 31, 2021 and March 31, 2021, the Company had 67,754,296 and 65,754,296 common shares issued and outstanding, respectively. The weighted average number of shares for the nine months ended December 30, 2021 and December 31, 2020 was 67,754,296and 67,754,296, respectively. The loss per share for both periods was $(0.00) per share and $(0.00) per share, respectively.

E. Financial condition as at December 31, 2020 and March 31, 2020:

Assets:

The Company reported total assets of $610,708 and $620.286 as at December 31, 2021 and March 31, 2021, respectively. 62% of these total assets include intangible assets and 19% of total assets are comprised of prepaid expenses and other current assets and 11% represents accounts receivable of the Company. Our property and equipment include office equipment, computer equipment (Data Processing Equipment), furniture and fittings, web site developments and improvement to leasehold assets having a total net book value of $5,813 and $8,974 as at December 31, 2021 and March 31, 2021, respectively. Furthermore, our current assets as at March 31, 2021 totalled $183,242 and as at December 31, 2021, our current assets were $224,337. These current assets comprised of cash of $37,362, accounts receivable of $70,088 prepaid and other current assets of $115,804 and accrued revenue of $1,083.

Liabilities:

The Company had total liabilities of $4,573,723 and $4,399,384 as at December 31, 2021 and March 31, 2021, respectively. Long term liabilities include balances owed to related parties which are outstanding for more than 12 months. Our current liabilities at March 31, 2021 totalled $3,009,514. We have seen an increase of 6% in current liabilities amounting to $192,859, making total current liabilities of $3,202,374 as at December 31, 2021. These mainly include short-term third-party debt, payroll liabilities, payable to related parties, deferred revenue, taxes payable, accrued liabilities and our day to day operational creditors.

Stockholder’s Deficit:

At March 31, 2021, the Company had stockholders’ deficit of $3,779,098. At December 31, 2021, the Company had stockholders’ deficit of $3,963,015, which represents an increase of 5%.

The Company had 67,754,296 and 67,754,296 shares issued and outstanding at December 31, 2021 and March 31, 2021, respectively.

F. Liquidity and capital reserves:

The Company had loss from operations of $39,622 and $55,509 for the three months ended December 31, 2021 and 2020, respectively; a total other income (expense) amounting to $(18,496) and $(32,175) for the three months ended December 31, 2021 and 2020, respectively; and a net loss of $58,118 and $95,984 for the three months ended December 31, 2021 and 2020, respectively.

In summary, our cash flows for the nine months ended December 31, 2021 and December 31, 2020 were as follows:

	December 31, 2021	December 31, 2020
Net cash provided by operating activities	$(525,496)	$95,684
Net cash used in investing activities	-	(9,050)
Net cash provided by financing activities	527,038	16,294

Since inception, we have financed our operations primarily through internally generated funds and the use of our lines of credit with several financial institutions. We had $37,362 in cash; net cash provided by operations of $(525,496), for the nine months ended December 31, 2021; working capital deficit of $2,978,037; and stockholders’ deficit of $3,963,015 as of December 31, 2021.

G. Milestones for next twelve months (2021-2022):

Our specific plan of operations and milestones through March 2023 are as follows:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

EXHIBIT INDEX

Exhibit No.	Description

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit	Description
31.1 *	Certification under Section 302 of Sarbanes-Oxley Act of 2002
31.2 *	Certification under Section 302 of Sarbanes-Oxley Act of 2002
32.1 *	Certification under Section 906 of Sarbanes-Oxley Act of 2002
32.2 *	Certification under Section 906 of Sarbanes-Oxley Act of 2002
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUO WORLD, INC.

Date: February 18, 2022	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 18, 2022	/s/ Suzannah Jennifer Samuel Perera
Suzannah Jennifer Samuel Perera
Chief Financial Officer
(Principal Accounting and Financial Officer)

