Form 10-K
period 2022-03-31
DUO WORLD INC
filed 2022-07-12
CIK 1635136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Title of Each Class

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit or post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (September 30, 2021) was approximately $3,427,694.

As of June, 30, 2022, there were 75,130,304 shares of our common stock outstanding.

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

Duo Software Singapore was incorporated on June 5, 2007 in the Republic of Singapore under the Companies Act (Cap 50. 1994 Rev. Ed).

Duo Software India was incorporated on August 30, 2007, under the Companies Act of 1956 in the Republic of India and became a wholly-owned subsidiary of Duo Software Singapore. Currently, the Duo Software India is closed.

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

Overview

We have been transforming our business model from on premise/enterprise solutions to developing new products and enhancing our current products for the cloud-based, SaaS market. Duo World is now able to provide a complete on premise as well as cloud system to deliver great customer service experience.

With the launch of the cloud version, we plan to employ a strategic market approach focused on creating and distributing valuable, relevant and consistent online content to attract new customers through content marketing.

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

DuoSubscribe

DuoSubscribe is an enterprise solution for Subscriber Management and Billing. With over a decade of experience in developing applications for these sectors and having vast amount of domain knowledge on how these sectors operate, Duo Subscribe is eminently capable of meeting the complex and rigorous demands of businesses around the world. Due to post Covid market conditions, the company has been restricted in marketing this product

During fiscal year 2021, we recognized $286,216 in revenue from DuoSubscribe.

Facetone

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

During fiscal year 2022 and fiscal year 2021, we have recognized $78,409 and $44,115 in revenue, respectively, from Facetone.

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

Major Customers

The Company does business with a few major customers. Major customers are defined as those customers whose annual revenue contributions to the Company are greater or equal to 10% of the Company’s annual revenue. Net sales for the fiscal years ended March 31, 2022, 2021 and 2020 include sales to the following major customers:

Sales
	Year Ended March 31,
Customer	2022	%	2021	%	2020	%
Customer A	$26,982	29	$16,435	5	$44,722	6
Customer B	$26,500	28	$22,603	6	$128,603	17
Customer C	$9,720	21	$-	-	$-	-
Customer D	$11,396	12	$13,114	4	$16,204	2
Customer E	-	-	$256,549	74	$532,966	69
Customer F	-	-	$29,667	8	$16,482	2
Total Sales to
Customers A-F	$84,598	90	$338,368	97	$738,977	96

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

Employees

The Company currently has approximately twenty (20) full time employees. We have employment agreements with our employees, and our officers. We do not anticipate any of our employees being union members.

All non-core activities are outsourced or subcontracted for greater flexibility and efficiency

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

Implications of Being an Emerging Growth Company

During the fiscal year ended March 31, 2022, we were an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 or “JOBS Act.” Effective April 1, 2022, we ceased being an “emerging growth company.”

As an emerging growth company, we were able to take advantage of reduced or “scaled” disclosure requirements that are otherwise applicable to public companies. These reduced or scaled disclosure requirements include, but are not limited to:

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

We elected to take advantage of certain of the reduced disclosure obligations in this Annual Report and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies that are not emerging growth companies.

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

Compliance after Termination of Emerging Growth Company Status

Since our emerging growth company status has terminated, we will no longer be able to take advantage of the reduced or scaled disclosure requirements described in subparagraphs 1. and 4., above. However, since we are a “smaller reporting company,” as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, even though our emerging growth company status has terminated, we will still be able to take advantage of the reduced or scaled disclosure requirements described in subparagraphs 2. and 3., above, for as long as we continue to have smaller reporting company status.

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

We employ approximately 20 permanent employees worldwide, and outsource all of the non-core activities and tasks to third party or contract employees. At times, we have experienced difficulties in hiring personnel with the desired levels of training and experience. In the technology industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. Since wages in Sri Lanka continue to increase at a faster rate than in the United States, we may also experience increased compensation costs that are not offset by either improved productivity or higher sales. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. We have been outsourcing certain non-core activities to third party suppliers. Additionally, quality service depends on our ability to retain employees and control personnel turnover. Any increase in the employee turnover rate could increase recruiting and training costs and could decrease operating effectiveness and productivity. We may not be able to continue to hire, train and retain a significant number of qualified personnel to adequately staff new client projects or expand existing ones.

We depend heavily on our management team and the loss of any of our executive officers or key members of our management team could significantly weaken our management expertise and our ability to run our business.

Our business strategy and success is dependent on the skills and knowledge of our management team and consultants. As of the date of this Memorandum, Muhunthan Canagasooryam is our President and Chief Executive Officer, Suzannah Jennifer Samuel Perera is our Chief Financial Officer and Riad Ameen is our Legal Director. The loss of services of Muhunthan Canagasooryam, Suzannah Jennifer Samuel Perera, Riad Ameen or any member of our management team, including Ajeewan Arumugam and Sudarshini Rajaratnam could weaken significantly our management expertise and our ability to efficiently run our business. We do not maintain key man life insurance policies on any of our officers.

A large portion of our revenue is generated from a limited number of clients, and the loss of significant work from one or more of our clients could adversely affect our business.

Our three largest clients, LOLC, DFCC and Singer collectively represented 78% of our revenues for the year ended March 31, 2022 and our three largest clients, Den Networks, LOLC, and DFCC represented 85% of our revenues for the fiscal year ended March 31, 2021. While we typically have multiple work orders and/or contracts with our largest customers, which would not all terminate at the same time, the loss of one or more of the larger work orders or contracts with one of our largest customers could adversely affect our business, results of operations and financial condition, if the lost revenues were not replaced with profitable revenues from that client or other clients.

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

Our trade secrets, copyrights and our other intellectual property rights are important assets for us. We rely on copyright, trademark, patent and trade secret laws, confidentiality procedures, controls and contractual commitments to protect our intellectual property rights. Despite our efforts, these protections may be limited and could be expensive and time consuming to enforce. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property. Any patents owned by us may be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the claims we seek, if at all. In addition, the laws of some countries, including Sri Lanka, do not provide the same level of protection of our intellectual property rights as do the laws and courts of the United States. If we cannot protect our intellectual property rights against unauthorized copying or use, or other misappropriation, we may not remain competitive. Any significant impairment of our intellectual property rights could harm our business or our ability to compete.

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

Regional conflicts or terrorist attacks and other acts of violence or war in the United States, Sri Lanka, or other regions could adversely affect financial markets, resulting in loss of client confidence and our ability to serve our clients which, in turn, could adversely affect our business, results of operations and financial condition.

The Asian region has from time to time experienced instances of civil unrest and hostilities among neighboring countries. Civil or political unrest and military hostilities in Sri Lanka and other acts of violence or war, including those involving Sri Lanka, the United States, or other countries, may adversely affect U.S. and worldwide financial markets. Prospective clients may wish to visit our facilities, including our development centers in Sri Lanka, prior to reaching a decision on vendor selection. Terrorist threats, attacks and international conflicts could make travel more difficult and cause potential clients to delay, postpone or cancel decisions to use our services.

In addition, such attacks may have an adverse impact on our ability to operate effectively and may interrupt lines of communication and restrict our offshore resources from traveling onsite to client locations, effectively curtailing our ability to deliver our services to our clients. These obstacles may increase our expenses and negatively affect our operating results. Historically, conflicts within Sri Lanka, despite the current cessation of hostilities, could create a greater perception that the acquisition of services from companies with significant Sri Lankan operations involves a higher degree of risk that could adversely affect client confidence in Sri Lanka as a software development center, each of which would have a material adverse effect on our business.

Fluctuations in currency exchange rates could materially adversely affect our financial condition and results of operations.

Our operations are primarily international and we earn our revenues and incur our expenses in multiple currencies. Doing business in different foreign currencies exposes us to foreign currency risks, including risks related to revenues and receivables, compensation of personnel, purchases and capital expenditures. The majority of our revenues are in U.S. dollars and Sri Lankan rupees. However, some of our expenses are denominated in Singapore dollars and other local currencies. To the extent that we increase our business and revenues which are denominated in currencies other than U.S. dollars and Sri Lankan rupees, we will also increase our receivables denominated in those other currencies and, therefore, also increase our exposure to fluctuations in their exchange rates against the U.S. dollar (our reporting currency) or the Sri Lankan rupee. Similarly, any capital expenditures, such as for computer equipment, which are payable in the local currencies of the countries in which we operate, but are imported to such countries, and any deposits we hold in local currencies, can be materially affected by depreciation of the local currencies against the U.S. dollar or Sri Lankan rupee, and the effect of such depreciation on the local economy. Certain foreign currency exposures, to some extent, are naturally offset on a consolidated basis. However, if our international operations continue to grow, fluctuations in foreign currency exchange rates could materially impact our results of operations and financial condition.

Because our officers and directors reside outside of the United States, it may be difficult for an investor to enforce any right based on U.S. federal or state securities laws against the Company and/or any of our officers or directors, or to enforce a judgment rendered by a court in the United States against the Company or any of our officers or directors.

None of our officers or directors is a resident of the United States. Therefore, it may be difficult for our U.S. shareholders to (i) enforce any right or claim based on U.S. federal or state securities laws against the Company and/or any of our officers or directors, (ii) effect service of process on any of our officers or directors in the United States or in foreign countries in which we maintain assets and/or in which any of our officers or directors reside or may be found, (iii) enforce any judgment rendered by a court in the United States against the Company or any of our officers or directors; or (iv) bring an original action in foreign courts such as Singapore and Sri Lanka, where our assets, officers and directors are located, to enforce liabilities based on U.S. federal or state securities laws against the Company or any of our officers or directors. As a result, it may be difficult or impossible for an investor to bring an action against our officers or directors in the event that an investor believes that such investor’s rights have been infringed upon under the federal or state securities laws of the United States or otherwise. Even if an investor is successful in bringing an action of this kind, the courts of other countries may rule that the investor is unable to enforce a judgment against the assets of the Company located outside the territorial limits of the United States or the assets of the officers or directors located outside the territorial limits of the United States. As a result, our shareholders may have more difficulty in protecting their interests and investments in the Company through actions against our management, directors or officers, compared to shareholders of a corporation doing business in, and a corporation and its officers and directors maintaining assets in, and residing in the United States.

Any U.S. or foreign judgment that may be obtained against us may be difficult or impossible to enforce in the United States, Singapore or Sri Lanka.

Although we are a Nevada corporation, subject to suit in the United States and other courts in the United States, most of our assets are located in Singapore and Sri Lanka and our officers and directors and their assets are located outside the United States. Judgments obtained in the United States or in other foreign courts, including those with respect to U.S. federal or state securities laws claims, may not be enforceable in Singapore, Sri Lanka or any other country in which we or our officers or directors maintain assets. Therefore, it may be difficult or impossible to enforce any U.S. or other foreign judgment obtained against us or our officers or directors or any of our operating subsidiaries in Singapore, Sri Lanka or any other country in which we maintain assets.

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

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and the rules of the PINK® on OTC Markets’ SEC-registered Alternative Trading System, OTC Link® ATS, an interdealer quotation and trade messaging system, or any other automated quotation system or stock exchange upon which our shares of Common Stock are listed will require an increased amount of management attention and external resources. We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses estimated to be between $60,000 and $75,000 per year and a diversion of management time and attention from revenue-generating activities to compliance and disclosure activities. This could have an adverse impact on our operations.

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

Currently, there is a limited public market for our Common Stock. Our Common Stock is quoted on the Pink® on the OTC Markets’ SEC-registered Alternative Trading System, OTC Link® ATS, an interdealer quotation and trade messaging system, under the symbol “DUUO.” The Pink® is not a liquid market in contrast to the major stock exchanges. The quotation of our Common Stock on the Pink® does not guarantee that a meaningful, consistent and liquid trading market exist or will develop.

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

The subsidiary in Sri Lanka is located at No. 6, Charles Terrace, Off Alfred Road, Colombo 03, Sri Lanka on a rented office property. The company occupies two floors, with 2,400 square feet on each floor (total of 4,800 square feet) at a monthly rental of U.S. $603 per month.

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

Fiscal 2022	High	Low
First Quarter(1)	$0.150	$0.103
Second Quarter (1)	$0.250	$0.200
Third Quarter(1)	$0.030	$0.030
Fourth Quarter (1)	$0.040	$0.040

Fiscal 2021	High	Low
First Quarter(1)	$0.123	$0.111
Second Quarter(1)	$0.100	$0.100
Third Quarter(1)	$-	$-
Fourth Quarter (1)	$0.100	$0.100

(1)	This represents the closing bid information for the stock on the PINK®. The bid and ask quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.

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

HOLDERS. As of the date of this filing, there were 29 record holders of the shares of the Company’s issued and outstanding Common Stock, and one record holder of the shares of the Company’s Series A Preferred Stock.

DIVIDENDS. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

In February 2022, a private investor purchased 5,761,541 shares of our Common Stock pursuant to a stock purchase agreement for an aggregate price of $507,015.60 or $.088 per share.

The above sale of shares was made in reliance on Regulation S under the Securities Act of 1933, as amended.

ISSUER REPURCHASES OF EQUITY SECURITIES

None.

ITEM 6.	[Reserved].

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

●	the volatile and competitive nature of our industry,
●	the uncertainties surrounding the rapidly evolving markets in which we compete,
●	the uncertainties surrounding technological change of the industry,
●	our dependence on its intellectual property rights,
●	the success of marketing efforts by third parties,
●	the changing demands of customers, and
●	the arrangements with present and future customers and third parties.

Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

Our MD&A is comprised of the following sections:

A. Business Overview

B. Critical Accounting Policies

C. Results of operations for the years ended March 31, 2022 and March 31, 2021

D. Financial condition as at March 31, 2022 and March 31, 2021

E. Liquidity and capital reserves

F. Milestones for next twelve months

A. Business overview

Duo World Inc. (hereinafter referred to as “Successor” or “Duo”) a private company, was organized under the laws of the state of Nevada on September 19, 2014. Duo Software (Pvt.) Limited (hereinafter referred to as “DSSL” or “Predecessor”), a Sri Lanka based company, was incorporated on September 22, 2004, in the Democratic Socialist Republic of Sri Lanka, as a limited liability company. Duo Software (Pte.) Limited (hereinafter referred to as “DSS” or “Predecessor”), a Singapore based company, was incorporated on June 5, 2007 in the Republic of Singapore as a limited liability company. DSS also includes its wholly-owned subsidiary, Duo Software India (Private) Limited (India) which was incorporated on August 30, 2007, under the laws of India and the Company is struck- off as of March 31, 2022.

Effective December 3, 2014, DSSL and DSS executed a reverse recapitalization with Duo. Duo (Successor) is a holding company that conducts operations through its wholly owned subsidiaries DSSL and DSS (Predecessors) in Sri Lanka and Singapore.

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

The following five steps are followed in recognizing revenue from contracts:

●	Identify the contract with the customer;

●	Identify the performance obligation of the contract;

●	Determine the transaction price;

●	Allocate the transaction price to the performance obligations in the contract and;

●	Recognize revenue when or as the company satisfies a performance obligation.

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

C. Results of operations for the years ended March 31, 2022 and March 31, 2021:

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

The Company had revenues amounting to $94,312 and $346,478, respectively, for the year ended March 31, 2022 and March 31, 2021. Following is a breakdown of revenue for both years:

Product	March 31, 2022	March 31, 2021	Change

Facetone	$78,409	$44,115	$34,294
Software hosting and reselling	15,903	16,147	(244)
DuoSubscribe	-	286,216	(286,216)
	$94,312	$346,478	$(252,166)

Total revenue for the fiscal year ended March 31, 2022 decreased by $252,166 when compared to fiscal year ended March 31, 2021. The decrease is mainly due to the adverse economic condition due to the pandemic.

For the years ended March 31, 2022 and March 31, 2021, the Company had the following concentrations of revenue with customers:

Customer	March 31, 2022	March 31, 2021

A	28.61%	4.74%
B	28.10%	6.52%
C	20.91%	3.48%
D	12.08%	3.78%
F	-%	74.04%
Other Misc. customers	10.30%	7.44%
	100.00%	100.00%

The total cost of sales amounted to $84,514 and $285,805 for the years ended March 31, 2022 and March 31, 2021 respectively. The following table presents the Company’s cost of sales breakdown for both years:

	March 31, 2022	March 31, 2021	Change

Product development cost written off	$57,862	$206,433	$(148,571)
Developer support and implementation	20,383	53,381	(32,998)
Purchases	5,283	13,864	(8,581)
Implementation and onsite support cost	-	9,095	(9,095)
Consultancy, contract basis employee cost	794	1,524	(730)
Cost of services	192	1,508	(1,316)
	$84,514	$285,805	$(201,291)

Cost of sales decreased by $201,291 in the year ended March 31, 2022 when compared to the year ended March 31, 2021. Major component of decrease in cost of sales is due to decrease in product development cost written off.

The gross income for the years ended March 31, 2022 and March 31, 2021 amounted to $9,798 and $60,673, respectively.

The total operating expenditure amounted to $279.858 and $391,396 for the years ended March 31, 2022 and March 31 2021, respectively. Total operating expenditure decreased significantly for the year ended March 31, 2022 when compared to March 31, 2021. The Company recorded reductions in general and administrative, salaries and casual wages and depreciation in 2022. The following table sets forth the Company’s operating expenditure analysis for both years:

	March 31, 2022	March 31, 2021	Change

General and administrative	$155,178	$275,057	$(119,879)
Salaries and casual wages	28,436	70,813	(42,377)
Selling and distribution	676	4,884	(4,208)
Depreciation	1,087	3,108	(2,021)
Amortization of web site development	2,836	3,342	(506)
Allowance for bad debts	91,645	34,192	57,453
Total operating expenses	$279,858	$391,396	$(111,538)

Following are the main reasons for the variances in operating expenses of the Company:

General and Administrative Cost

During the year ended March 31, 2022, general and administrative costs decreased by 44% when compared to the year ended March 31, 2021.

Salaries and benefits

Salaries and benefits decreased by 60% during the year ended March 31, 2022, when compared with the same period in 2021, in line with the reduction in total number of permanent staff during the year.

The Company moved towards outsourcing of non-core activities and shifting towards contract employment led to a general decrease in the number of permanent staff, and increase in the overall efficiency in the operations of the company.

Selling and distribution

There was a decrease of $4,208 in selling and distribution activities in the year ended March 31, 2022.

Depreciation and amortization of web site development cost

Depreciation and amortization expense has decreased by $2,527 during the year ended March 31, 2022, when compared to the year ended March 31, 2021, as the majority of the assets have been fully depreciated.

Allowance for bad debts

Allowance for bad debts has increased by $57,453 in the fiscal year ended March 31, 2022, when compared to the fiscal year ended March 31, 2021.

The loss from operations for the year ended March 31, 2022 and March 31, 2021 amounted to $270,060 and $330,723, respectively.

The Company’s other income and (expenses) for the year ended March 31, 2022 and March 31, 2021 amounted to ($63,445) and ($167,682), respectively. The following table sets forth the Company’s other income and (expenses) analysis for both years:

	March 31, 2022	March 31, 2021	Change

Interest expense	$(25,320)	$(162,903)	$137,583
Other income	6,462	9,137	(2,675)
Bank charges	(1,155)	(2,401)	1,246
Exchange gain/ (loss)	(6,682)	(11,515)	4,833
Promissory notes discount	(36,750)	-	(36,750)
Total other income	$(63,445)	$(167,682)	$104,237

Other expenses decreased by $104,237 during the year ended March 31, 2022 as compared to the other income of the year ended March 31, 2021 This increase was primarily due to decrease in interest expenses during the reporting period.

The loss before provision for income taxes for the years ended March 31, 2022 and March 31, 2021 amounted to $333,505 and $498,405, respectively.

The net loss for the years ended March 31, 2022 and March 31, 2021 amounted to $333,505 and $532,856, respectively.

The Company’s comprehensive Profit/(loss) for the years ended March 31, 2022 and March 31, 2021 amounted to $363,872 and $(452,101), respectively.

Comprehensive Income / (Loss):	March 31, 2022	March 31, 2021
Gain / (loss) on foreign currency translation	$697,377	$80.754
Net loss	(333,505)	(532,856)
Comprehensive loss	$(363,872)	$(452,101)

For the years ended March 31, 2022 and March 31, 2021, the Company had 74,109,896 and 67,754,296 common shares issued and outstanding, respectively. The weighted average number of shares for the years ended March 31, 2022 and March 31, 2021 was 68,671,144 and 67,754,296, respectively. The loss per share for both years was $(0.00) per share and $(0.00) per share, respectively.

D. Financial condition as at March 31, 2022 and March 31, 2021:

Assets:

The Company reported total assets of $361,133 and $620,286 as at March 31, 2022 and March 31, 2021, respectively. 70% of total assets are comprised of intangible assets, 22% of these total assets include prepaid expenses and other current assets and 7% of total assets include Cash and cash equivalents. Our property and equipment include office equipment, computer equipment (Data Processing Equipment), furniture and fittings, web site developments and improvement to lease- hold assets having a total net book value of $4,087 and $8,974 as at March 31, 2022 and March 31, 2021, respectively. Furthermore, our current assets at March 31, 2021 totaled $183,242 and as at March 31, 2022, these current assets amounted to $105,607 comprised of cash of $23,613, accounts receivable of $2,149, prepaid and other current assets of $79,032 and accrued revenue of $813.

Liabilities:

The Company had total liabilities of $3,220,593 and $4,399,384 as at March 31, 2022 and March 31, 2021, respectively. Long term liabilities include balances owed to related parties which are outstanding for more than 12 months. Our current liabilities at March 31, 2021 totaled $3,009,514. We have seen a 30% decrease in current liabilities amounting to $898,594, making total current liabilities of $2,110,920 as at March 31, 2022. These mainly include short term third party debt, payroll liabilities, payable to related parties, taxes payable, accrued liabilities and our day to day operational creditors.

Shareholder’s Deficit:

At March 31, 2021, the Company had shareholders´ deficit of $3,779,098. At March 31, 2022, the Company had shareholders´ deficit of $2,859,460, which represents a decrease of $919,637.

The Company had 74,109,896 and 67,754,296 common shares issued and outstanding at March 31, 2022 and March 31, 2021, respectively and had 5,000,000 preferred shares issued and outstanding at March 31, 2022 and March 31, 2021, respectively.

E. Liquidity and capital reserves:

The Company had loss from operations of $270,060 and $330,723 for the years ended March 31, 2022 and March 31, 2021, respectively; a total other income/ expense amounting to ($63,445) and ($167,682) for the year ended March 31, 2022, and March 31, 2021, respectively; and a net loss of $333,505 and $532,856 for the year ended March 31, 2022 and March 31, 2021, respectively.

In summary, our cash flows for the years ended March 31, 2022 and March 31, 2021 were as follows:

	March 31, 2022	March 31, 2021
Net cash provided by / (used in) operating activities	$(1,103,076)	$(130,613)
Net cash used in investing activities	(762)	(12,657)
Net cash provided by financing activities	541,850	13,916

Since inception, we have financed our operations primarily through internally generated funds and the use of our lines of credit with financial institutions. We had $23,613 in cash; net cash provided by operations of ($1,103,076) for the year ended March 31, 2022; working capital deficit of $2,005,313 and shareholders´ deficit of $2,859,460 as of March 31, 2022.

F. Milestones for next twelve months (2022-2023):

Our specific plan of operations and milestones through March 2023 are as follows:

1)	Product Development and Launch:

Capitalize on the post-Covid business landscape by completing development of the Saas version of Facetone and launch it online.

2)	Consolidate:

The company will consolidate its business activities in order to become more efficient and will re-launch the business.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Annual Report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiency which we had assessed as a material weakness as of March 31, 2022, during our assessment of our internal control over financial reporting as follows:

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

ITEM 9B.	OTHER INFORMATION.

Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers

Our executive officers are elected by the board of directors and serve at the discretion of the board. The following table sets forth certain information regarding our current directors and executive officers:

Name	Age	Position	Director Since

Muhunthan Canagasooryam	46	President, Chief Architect and Director	2014

Suzannah Jennifer Samuel Perera	47	Chief Financial Officer and Director	2014

Mahmud Riad Ameen	46	Director Legal and Director	2014

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Note	Bonus ($)		Stock Awards ($)		All other stock compensation ($)	Total ($)
Muhunthan Canagasooryam	2022	$-			$-		$-	$-	$-
President, Chief	2021	$87,109			$-		$-	$-	$87,109
Architect and Director	2020	$89,964			$-		$-	$-	$89,964

Suzannah Jennifer Samuel	2022	$-			$-		$-	$-	$-
Perera	2021	$38,697		$		$		$-	$38,697
Chief Financial Officer and Director	2020	$47,959			$-		$-	$-	$47,959

Mahmud Riad Ameen	2022	$-			$-		$-	$-	$-
Legal Director and	2021	$-			$-		$-	$-	$-
Director	2020	$-			$-		$-	$-	$-

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

We have only three members on our board of directors and do not currently have a compensation committee. However, we intend to expand our board of directors in the fiscal year ending March 31, 2023 by appointing or electing additional directors who will be deemed to be independent directors. The presence of independent directors on our board of directors will allow us to form and constitute a compensation committee of our board of directors.

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

Our board of directors has not set any performance objectives or benchmarks for our fiscal year ending March 31, 2023, as it intends for those objectives and benchmarks to be determined by the compensation committee once it is constituted and then approved by the board. In the event we do not constitute a compensation committee for the current fiscal year ending March 31, 2023, our board of directors will determine any applicable performance objectives or benchmarks and determine appropriate levels of compensation. However, we anticipate that compensation benefits will include competitive salaries, bonuses (cash and equity based), health insurance and stock option plans commensurate with companies of similar size in our industry.

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

STOCK OPTION AND OTHER COMPENSATION PLANS.

The Company did not award stock options to employees and executive officers during the year ended March 31, 2022.

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

The following tables set forth the ownership of our common stock as of March 31, 2022, by (a) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; and (b) by all of our named officers and directors and by all of our named executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares and are beneficial owners of the shares indicated in the tables, except as otherwise noted by footnote.

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

Security ownership of certain beneficial owners of our Common Stock by our named executive officers and persons who own 5% or more of our Common Stock:

Name and Address of Beneficial Owner	Number of Shares (1)		Percentage of Ownership (1)

Muhunthan Canagasooryam
(President, Director and 5% or more beneficial owner)
No. 6, Charles Terrace, Off Alfred Road
Colombo 00300, Sri Lanka	85,000,000	(2)	67.92%

Jennifer Perera
(Chief Finance Officer and Director) No. 6, Charles Terrace, Off Alfred Road Colombo 00300, Sri Lanka	1,875,000		2.50%

Mahmud Riad Ameen
(Legal Director and Director) No. 6, Charles Terrace, Off Alfred Road Colombo 00300, Sri Lanka	312,500		0.25%

All officers and directors as a group (three people)	87,187,500	(3)	70.424%

Name and Address of 5% or More Beneficial Owners

Argentum 47, Inc.
Nicholas P. Tuke
(5% or more beneficial owner)
907 S. Riverside Dr,
Indialantic FL 32903
USA.	4,085,392		5.44%

Spearfish Capital Group Limited
Dr. Ganga Kosala Bandara Heengama
(5% or more beneficial owner)
532/3C Sirikotha Lane, Galle Road Colombo 02, Sri Lanka	4,664,538		6.21%

Thenai Maram Ltd.
Thenai Maram, ManagerKemp House, 160
City Road,
London EC1V2NX’United Kingdom	5,761,541		7.67%

(1) The numbers and percentages set forth in these columns are based on 75,130,304 shares of Common Stock and 5,000,000 shares of Series “A” Preferred Stock outstanding as of the date of this Memorandum. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the security holder has sole or shared voting power or investment power and also any shares, which the security holder has the right to acquire within 60 days.

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

The first such loan agreement, dated July 16, 2010, was between Mr. Canagasooryam, as lender, and DSSL, as borrower. The current amount of principal due under this loan agreement to Mr. Canagasooryam is $357,932. This loan was increased to U.S. $559,453 pursuant to a loan agreement dated March 1, 2018.

The second such loan agreement, dated December 1, 2012, was between Mr. Canagasooryam, as lender, and DSS, as borrower. This agreement provided for a loan of Singapore Dollar 670,000. The current amount of principal due under this facility to Mr. Canagasooryam is $505,622.

The third such loan agreement, dated March 1, 2018 was between Mr. Canagasooryam, as lender, and Duo World Inc., as borrower. This agreement provided for a loan of U.S. $27,000.

The total owed by the Company to Mr. Canagasooryam under the above loan agreements was $1,092,075 and $1,345,915, at March 31, 2022 and March 31, 2021, respectively. The loans have a zero rate of interest and will mature on March 1, 2024. The amounts owed under such loans will be repaid, upon the election of Mr. Canagasooryam, either in cash by utilizing the earnings of the Company or by conversion of the debt to Common Stock issued to Mr. Canagasooryam at a price to be determined in the future. In addition to the loan agreements above, from time to time, Mr. Canagasooryam advances small amounts of money to the Company, or pays small amounts of expenses on behalf of the Company, for no interest. These smaller amounts are included in our March 31, 2022 and March 31, 2021 financial statements as “Due to Related Party – Short Term.” As of March 31, 2021, short term loans due to Mr. Canagasooryam amounted to $1,063,397. As of March 31, 2022, short term loans due to Mr. Canagasooryam amounted to $917,855. These amounts fluctuate from time to time and are repaid, over time, by the Company. These short term advances and loans by Mr. Canagasooryam are not governed by written loan agreements.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

1)	Audit Fees: We have recognized an expense of $21,257 for our auditors, Manohar Chowdhry & Associates, for the audit of annual financial statements for the year ended March 31, 2022 and quarterly reviews for three quarters.

A fee of $16,140 was recorded as the audit of annual financial statements for the year ended March 31, 2022.

2)	Audit-Related Fees: During fiscal years ended March 31, 2022 and 2021, our auditors did not receive any fees for any audit-related services.

3)	Tax Fees: None.

4)	All Other Fees. None.

5)	Audit Committee’s Pre-Approval Policies and Procedures.

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

During the 2022 and 2021 fiscal years, the Company used the following pre-approval procedures related to the selection of our independent auditors and the services they provide: unanimous consent of all directors via a board resolution.

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

March 31, 2022 and 2021

F-1

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Duo World Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Duo World Inc. and its subsidiaries (the “Company”) as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholder’s equity and cash flows, for each of the two years in the period ended March 31, 2022, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2022, in conformity with the accounting principles generally accepted in United States of America.

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

Description of the Matter

As described in Note 8 to the consolidated financial statements as at March 31, 2022, the Company has intangible assets of $ 2,51,439, of which the amortization for two of the intangible products have not commenced the amortization. Management assessed the feasibility of the product in the current market conditions and the probable that one of the assets shall be integrated with existing asset (Facetone) as an upgradation. While other product shall be marketable by incurring additional costs. The Management has assessed the carrying value and has not been impaired.

Auditing management’s accounting for and disclosure of the asset was complex and highly judgmental as it involved our assessment of the significant judgments made by management when assessing the feasibility of the product or when determining an estimate of costs and resources to be involved or whether an estimate of the loss or range of loss could be made.

How we addressed the matter in our audit

We obtained an understanding about evaluation of product development costs, amortization and write offs. We have reviewed the Company’s assessment about the likely costs that may have to be incurred and the feasibility of the product.

To test the Company’s assessment of the carrying the intangible asset in the financials, among other procedures, we have read the minutes of the meetings of the Board of Directors, read letters received directly by us from Chief Operating Officer, and evaluated the status of products based on discussions with management. We also evaluated the appropriateness of the related disclosures.

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

Manohar Chowdhry & Associates

Chartered Accountants

We are serving as the Company’s auditor since 2016

Bengaluru, India

Date – 12th July 2022

UDIN –

Duo World, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2022	March 31, 2021
	(Audited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$23,613	$21,571
Accounts receivable - trade	2,149	135,872
Prepaid expenses and other current assets	79,032	24,723
Accrued revenue	813	1,076
Total Current Assets	105,607	183,242

Non Current Assets
Property and equipment, net of accumulated depreciation of $154,463 and $220,918 respectively	4,087	8,974
Intangible assets, net	251,439	428,070
Total Non Current Assets	255,526	437,044

Total Assets	$361,133	$620,286

LIABILITIES and SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$450,958	$541,766
Payroll, employee benefits, severance	343,117	530,394
Short term borrowings	597	430,993
Due to related parties	917,855	1,063,397
Payable for acquisition	185,762	185,762
Taxes payable	113,556	165,924
Accruals and other payables	97,864	88,380
Deferred revenue	1,211	2,898
Total Current liabilities	2,110,920	3,009,514

Long Term Liabilities
Due to related parties	1,092,075	1,345,915
Employee benefit obligation	17,598	30,039
Long term loan	-	13,916
Total Long Term liabilities	1,109,673	1,389,870

Total liabilities	$3,220,593	$4,399,384

Commitments and contingencies (Note 19)

Shareholders’ Deficit
Ordinary shares: $0.001 par value per share; 400,000,000 shares authorized; 74,109,896 and 67,754,296 shares issued and outstanding, respectively	$74,110	$67,754
Convertible series “A” preferred shares: $0.001 par value per share; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Additional paid in capital	12,190,746	11,641,336
Accumulated deficit	(16,375,232)	(16,041,727)
Accumulated other comprehensive income	1,245,916	548,539
Total shareholders’ deficit	(2,859,460)	(3,779,098)

Total Liabilities and Shareholders’ Deficit	$361,133	$620,286

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Audited)

	For the year ended,
	March 31, 2022	March 31, 2021

Revenue	$94,312	346,478
Cost of revenue (exclusive of depreciation presented below)	(84,514)	(285,805)
Gross Income	9,798	60,673

Operating Expenses
General and administrative	155,178	275,057
Salaries and casual wages	28,436	70,813
Selling and distribution	676	4,884
Depreciation	1,087	3,108
Amortization of web site development	2,836	3,342
Allowance for bad debts	91,645	34,192
Total operating expenses	279,858	391,396
Loss from operations	$(270,060)	(330,723)

Other income (expenses):
Interest expense	$(25,320)	(162,903)
Other income	6,462	9,137
Bank charges	(1,155)	(2,401)
Exchange (loss) / gain	(6,682)	(11,515)
Promissory notes discount	(36,750)

Total other income (expenses)	(63,445)	(167,682)

Loss before provision for income taxes:	$(333,505)	(498,405)

Tax Expense :
Provision for income taxes	-	-
Foreign taxes – withheld	-	(34,451)
Net loss	$(333,505)	(532,856)

Basic and Diluted Loss per Share	$(0.00)	(0.00)

Basic and Diluted Weighted Average Number of Shares Outstanding	118,671,144	117,754,296

Comprehensive Income (Loss):
Unrealized foreign currency translation (loss) gain	$697,377	80,754
Net loss	(333,505)	(532,856)
Comprehensive loss	$363,872	(452,101)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Deficit

	Common Share Capital		Preferred Share Capital		Additional Paid-in	Accumulated	Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

March 31, 2020	67,754,296	67,754	5,000,000	5,000	11,641,336	(15,508,871)	467,785	(3,326,996)

Net loss						(532,856)		(532,856)

Other comprehensive income							80,754	80,754

March 31, 2021	67,754,296	67,754	5,000,000	5,000	11,641,336	(16,041,727)	548,539	(3,779,098)

Stock issued	6,355,600	6,356			512,660			519,016

Net loss						(333,505)		(333,505)

Other comprehensive income							697,377	697,377

Promissory notes Discount					36,750			36,750

March 31, 2022	74,109,896	74,110	5,000,000	5,000	12,190,746	(16,375,232)	1,245,916	(2,859,460)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Audited)

	For the Period ended,
	March 31, 2022	March 31, 2021
Operating activities:
Loss before provision for income taxes	$(333,505)	$(532,856)

Adjustments to reconcile loss before provision for income taxes to cash provided by operating activities:
Depreciation and amortization	3,923	6,450
Bad debts	91,645	34,192
Product development cost written off	57,862	206,433

Changes in assets and liabilities:
Accounts receivable - trade	42,079	134,156
Prepayments	(54,047)	22,624
Accounts Payable	(90,808)	10,895
Payroll, employee benefits, severance	(187,277)	(47,119)
Short term overdraft	(430,395)	(30,958)
Due to related parties	(145,542)	141,669
Taxes payable	(52,368)	2,875
Lease Creditor	-	(2,697)
Retirement Benefit	(12,440)	(43,072)
Accruals and other payables	7,797	(33,205)
Net cash provided by operating activities	$(1,103,076)	$(130,613)

Investing activities:
Acquisition of property and equipment	(762)	-
Intangible assets	-	(12,657)

Net cash used in investing activities	$(762)	$(12,657)

Financing activities:
Proceeds from issuance of common Stock	519,016	-
Long term loan	(13,916)	13,916
Additional paid in capital	36,750	-

Net cash provided by financing activities	$541,850	$13,916

Effect of exchange rate changes on cash	564,030	100,222
Net decrease in cash	$2,042	$(29,132)
Cash, beginning of period	21,571	50,703

Cash, end of period	$23,613	$21,571

Supplemental disclosure of cash flow information:
Cash paid for interest	$25,320	$56,057

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common shares issued for services	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Organization and Nature of Operations

Duo World Inc. (hereinafter referred to as “Successor” or “Duo”), a reporting company since September 26, 2016, was organized under the laws of the state of Nevada on September 19, 2014. Duo Software (Pvt.) Limited (hereinafter referred to as “DSSL” or “Predecessor”), a company based in Sri Lanka, was incorporated on September 22, 2004 in the Democratic Socialist Republic of Sri Lanka, as a limited liability company. Duo Software (Pte.) Limited (hereinafter referred to as “DSS” or “Predecessor”), a Singapore based company, was incorporated on June 5, 2007 in the Republic of Singapore as a limited liability company. DSS also included its wholly-owned subsidiary, Duo Software India (Private) Limited (India), which was incorporated on August 30, 2007, under the laws of India and the Company is struck- off as of March 31, 2022.

On December 3, 2014, Duo Software (Pvt.) Limited (DSSL) and Duo Software Pte. Limited (DSS) executed a reverse recapitalization with Duo World Inc. (Duo). See Note 4. Duo (Successor) is a holding company that conducts operations through its wholly owned subsidiaries, DSSL and DSS (Predecessors), in Sri Lanka, Singapore and India. The consolidated entity is referred to as the “Company.” The Company, having its development center in Colombo, has been in the space of developing products and services for the subscription-based industry. The Company’s applications (“Facetone,” “Duo Subscribe” and “Smoothflow”) provide solutions in the space of Customer Life Cycle Management Subscriber Billing and Work Flow.

Further the Duo World Inc. has its wholly owned subsidiary which is Duo World Canada Inc, incorporated under the laws of Canada (Canada Business Corporations Act.) on June 08, 2020. Duo World Canada has not yet started its operations due to the pandemic and the travel restrictions and expecting to start its operations in the end of the calendar year 2022.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $333,505 and $532,856 for the year ended March 31, 2022 and 2021, respectively; net cash provided by operations of $(1,103,076) and $(130,613) for the year ended March 31, 2022 and 2021, respectively; working capital deficit of $2,005,313 and $2,826,272 as of March 31, 2022 and March 31, 2021, respectively; outstanding statutory dues towards employee provident fund and employee trust fund of $243,442 and $373,142 as of March 31, 2022 and March 31, 2021, respectively; and a stockholders´ deficit of $2,859,460 and $3,779,098 as of March 31, 2022 and March 31, 2021, respectively.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2022 and March 31, 2021, there were no cash equivalents.

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

For the period ended March 31, 2022 and 2021, the Company received only cash as consideration for sale of licenses and related services and not in kind.

For the years ended March 31, 2022 and 2021, the Company had following concentrations of revenues with customers:

Customer	March 31, 2022	March 31, 2021

A	28.61%	4.74%
B	28.10%	6.52%
C	20.91%	3.48%
D	12.08%	3.78%
E	4.78%	0.88%
F	0.00%	74.04%
Other Misc. customers	5.52%	6.56%
	100.00%	100.00%

For the years ended March 31, 2022 and 2021, the Company had following sales by products:

Product	March 31, 2022	March 31, 2021

Facetone	$78,409	$44,115
Software hosting and reselling	15,903	16,147
Duo Subscriber	-	286,216
	$94,312	$346,478

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

Deferred Revenue - Deferred revenue represents advance payments for software licenses, services, and maintenance billed in advance of the time revenue is recognized. As at March 31, 2022, and March 31, 2021, deferred revenue recognized were $1,211 and 2,898 respectively.

Accrued Revenue/Unbilled Accounts Receivable - Accrued revenue/Unbilled accounts receivable primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period. As at March 31, 2022 and March 31, 2021, unbilled/accrued revenues were $813 and $1,076, respectively.

The Company had no contract liabilities and asset recognized for cost to fulfill a requirement of a customer as at March 31, 2022.

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

During the year ended March 31, 2021, product research and development cost of $12,657 were capitalized as “Intangible assets” no development were carried out during the year ended March 31, 2022.

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expenses were incurred during the period ended March 31, 2022 and 2021.

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

Comprehensive Income

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from April 1, 2015 through March 31, 2022, includes only foreign currency conversion gains (losses), and is presented in the Company’s consolidated statements of comprehensive income.

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the period ending on March 31, 2022 were as follows:

Foreign Currency Translation gains (losses)

Balance, March 31, 2020	$467,785
Translation rate gain (loss)	80,754
Balance, March 31, 2021	$548,539
Translation rate gain (loss)	697,377
Balance, March 31, 2022	$1,245,916

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

Note 5 – Accounts Receivable

Following is a summary of accounts receivable as at March 31, 2022 and March 31, 2021:

	March 31, 2022	March 31, 2021
Accounts receivable – Trade	$117,200	$213,452
Less: Provision for doubtful debts	(115,051)	(77,580)
	$2,149	$135,872

At March 31, 2022 and March 31, 2021, the Company had following concentrations of accounts receivable with customers:

Customer	March 31, 2022	March 31, 2021
A	43.38%	3.02%
B	33.74%	3.18%
C	22.88%	0.70%
D	0.00%	89.64%
E	0.00%	3.46%
	100.00%	100.00%

Note 6 – Prepaid Expenses and Other Current Assets

Following is a summary of prepaid expenses and other current assets as at March 31, 2022 and March 31, 2021;

	March 31, 2022	March 31, 2021
Dial Desk (Pvt) Ltd	$31,428	$-
David E. Wise IOLTA account	30,398	-
Security deposits	10,390	17,509
Supplier advance	5,480	5,411
Prepayments	872	1,646
Other receivables	464	157
	$79,032	$24,723

Note 7 – Property and Equipment

Following table illustrates net book value of property and equipment as at March 31, 2022 and March 31, 2021;

	March 31, 2022	March 31, 2021
Office equipment	$1,093	$1,597
Furniture & fittings	73,351	107,177
Computer equipment (data processing equipment)	56,711	81,749
Improvements to lease hold assets	11,297	16,506
Website development	16,098	22,862
	158,550	229,891
Accumulated depreciation and amortization	(154,463)	(220,918)
Net fixed assets	$4,087	$8,974

Depreciation and amortization expense for period ended March 31, 2022 and 2021 was $3,923 and $6,450, respectively.

Note 8 – Intangible Assets

Intangible assets comprise of capitalization of certain costs pertaining to product development, which meet the criteria as set forth above under Note 3. Following table illustrates the movement in intangible assets as at March 31, 2022 and March 31, 2021:

	March 31, 2022	March 31, 2021
Opening balance	$428,070	$644,586
Add: Costs capitalized during the year	-	12,657
Less: Amount written-off	(57,862)	(206,433)
Translational gain/ (loss)	(118,769)	(22,740)
Net Intangible Assets	$251,439	$428,070

As at March 31, 2021 intangible assets of $129,337 was written off as the management decided to discontinue the product Digin.

Note 9 – Accounts Payable

Following is a summary of accounts payable as at March 31, 2022 and March 31, 2021:

	March 31, 2022	March 31, 2021
Accounts payable- employees	$203,261	$247,111
Supplier payable	73,393	113,051
Promissory notes	53,000	-
Canagey Capital (Pvt) Ltd	44,528	65,061
Other supplier payable	41,998	61,364
EPSI Computers (Pvt) Ltd	20,253	29,593
Due to Guha Takurta	14,266	25,207
Rent deposit	259	379
	$450,958	$541,766

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

Note 10 – Short Term Borrowings

Following is a summary of short-term borrowings as at March 31, 2022 and March 31, 2021;

	March 31, 2022	March 31, 2021
OCBC Bank	$597	$-
PAN Asia Bank – short term overdraft	-	372,291
PAN Asia Bank – loan	-	56,214
Commercial Bank	-	2,488
	$597	$430,993

Note 11 – Due to Related Parties

Due to Related Parties – Short term

From time to time, the Company receives advances from related parties such as officers, directors or principal shareholders in the normal course of business. Advances received from related parties are unsecured and non-interest bearing. Balances outstanding to these persons for less than 12 months are presented under current liabilities in the accompanying consolidated financial statements. As of March 31, 2022, and March 31, 2021 the Company owed directors $917,855 and $1,063,397, respectively.

Due to Related Parties – Long term

Loans outstanding to related parties for more than 12 months are presented under long-term liabilities in the accompanying consolidated financial statements. As of March 31, 2022 and March 31, 2021, the Company owed directors $1,092,075 and $1,345,915, respectively.

Note 12– Taxes Payable

Taxes payable are comprised of items listed below as at March 31, 2022 and March 31, 2021;

	March 31, 2022	March 31, 2021
PAYE	$111,246	$162,546
WHT payable	2,308	3,373
Stamp duty payable	2	5
	$113,556	$165,924

Note 13 – Accruals and Other Payables

Following is a summary of accruals and other payables as at March 31, 2022 and March 31, 2021;

	March 31, 2022	March 31, 2021
Accruals	$70,507	$60,242
Other payables	17,000	17,000
Accrued interest	9,910	8,763
Audit fee payable	447	2,375
	$97,864	$88,380

Note 14 – Cost of Revenue

Following is the summary of cost of revenue for the period ending March 31, 2022 and 2021;

	March 31, 2022	March 31, 2021
Product development cost written off	$57,862	$206,433
Developer support and implementation	20,383	53,381
Purchases	5,283	13,864
Implementation and onsite support cost	-	9,095
Consultancy, contract basis employee cost	794	1,524
Cost of services	192	1,508
	$84,514	$285,805

Note 15 – General and Administrative Expenses

Following is the summary of general and administrative expenses for the period ending March 31, 2022 and 2021;

	March 31, 2022	March 31, 2021
Consulting fee	$63,923	$16,971
Audit fees	25,590	25,583
Legal fees	21,032	9,000
Other professional services	15,602	12,599
Lease expense	6,152	9,738
Penalties / late payment charges	3,957	12,560
Internet charges	3,263	4,563
Telephone charges	2,788	4,037
Office maintenance	1,718	817
Office rent	1,577	1,630
Fee and subscription	1,492	861
OTC market fees	1,086	12,998
Staff welfare	931	231
Computer maintenance	929	370
Software rentals	922	798
Professional fees	915	1,830
Electricity charges	905	1,204
Secretarial fees	667	9,859
Gratuity	624	8,800
Stamp duty expense	223	342
Vehicle allowance	129	8,940
Courier and postage	42	204
Printing and stationery	28	92
Directors remuneration	-	120,055
EPF	-	7,974
ETF	-	1,994
Public relations	-	329
Other expenses	683	678
	$155,178	$275,057

Note 16 – Selling and Distribution Expenses

Following is the summary of selling and distribution expenses for the period ending on March 31, 2022 and 2021;

	March 31, 2022	March 31, 2021
Marketing expenses	$407	$81
Vehicle running expenses	269	533
Vehicle hire charges	-	4,270
	$676	$4,884

Note 17 – Income Taxes

Income Tax expense consists of the following:

	March 31, 2022	March 31, 2021

Current taxes Nevada	$-	$-
Sri Lanka- taxes withheld	-	34,451
Singapore	-	-
Total Income tax expense	$-	$34,451

The income tax provision differs from the amount of tax determined by applying the federal statutory rate on account of the following items;

●	Brought forward losses

●	Unabsorbed depreciation

The components of deferred tax assets and liabilities are as follows:

	March 31, 2022	March 31, 2021
Deferred tax asset arising from tax effect of :
Carry forward losses and unabsorbed depreciation	-	-
Less: Valuation allowance	-	-
Total deferred tax asset (non-current)	-	-

Total deferred tax liability	Nil	Nil

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

Since Duo does not have any undistributed earnings, the Company has not recorded a deferred tax liability associated with the foreign earnings as of March 31, 2022 and 2021.

The Company is not subject to any foreign income taxes for the years ended March 31, 2022 and 2021. The Company may be subject to examination by the Internal Revenue Service (“IRS”) and state taxing authorities for 2022 and 2023 tax years.

Note 18– Equity

(A)	Common Stock

As at March 31, 2022, the Company had 400,000,000 authorized common shares having a par value of $0.001. The common shares have been designated with the following rights:

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

Guarantee provided by the Company existed on the balance sheet date are as follows:

Date	Description	Amount
7/31/2014	Guarantee for SLT	$294
8/10/2015	Guarantee for LOLC	831
10/9/2018	Rent deposit for office space	5,714
10/14/2019	Security deposit for CEB	519
10/21/2019	Security deposit for CEB	208
11/18/2020	Guarantee for HDFC bank	87
2/21/2022	Lanka Clear bid bond	347
		$8,000

The Company has not provided any guarantees other than those mentioned above.

Note 20 – Subsequent disclosure

On May 10, 2022 the Company issued 1,020,408 shares to Geneva Roth Remark Holdings Inc., a New York corporation as a conversion of promissory notes issued according to the agreement entered on July 14, 2021. $10,000 of promissory notes converted at the rate of $.0098 as per the agreement.

Note 21 - General

Figures have been rounded off to the nearest dollar and the comparative figures have been re-arranged/ reclassified, wherever necessary, to facilitate comparison.

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B

Exhibit No.	Document Description

3(i).1*	Articles of Incorporation of Duo World, Inc. filed September 19, 2014, with the Secretary of State of Nevada.

3(i).2*	Certificate of Amendment to the Articles of Incorporation of Duo World, Inc. approved by the Secretary of State of Nevada.

3(i).3**	Certificate of Amendment to the Articles of Incorporation of Duo World, Inc. approved by the Secretary of State of Nevada on January 19, 2018.

3(ii)*	By-Laws of Duo World, Inc.

4.1*	Certificate of Designation of Series “A” Preferred Stock approved by the Secretary of State of Nevada.

10.1*	Amended and Restated Purchase Agreement, dated December 3, 2014, between Duo World, Inc. and Muhunthan Canagasooryam for the acquisition of Duo Software (Pvt.) Limited, a Sri Lankan company, by Duo World Inc. from Mr. Canagasooryam.

10.2*	Amended and Restated Purchase Agreement, dated December 3, 2014, between Duo Software, Inc. and Koshala Nishaharan for the acquisition of Duo Software (Pte.) Limited, a Singaporean company, by Duo World, Inc. from Koshala Nishaharan.

10.3*	Loan Agreement, dated July 16, 2010, between Duo Software (Private) Limited, a Sri Lankan company, as borrower, and Muhunthan Canagasooryam, as lender.

10.4*	Loan Agreement, dated December 1, 2012, between Duo Software (Pte.) Ltd, a Singaporean company, as borrower, and Muhunthan Canagasooryam, as lender.

10.5*	End-User Software License Agreement, dated November 9, 2011, between Duo Software (Pvt) Ltd. and Bank of Ceylon.

10.6***	Loan Agreement, dated March 1, 2018, between Duo Software (Pte.) Ltd, a Singaporean company, as borrower, and Muhunthan Canagasooryam, as lender.

10.7***	Loan Agreement, dated July 16, 2010, between Duo Software (Private) Limited, a Sri Lankan company, as borrower, and Muhunthan Canagasooryam, as lender.

10.8***	Loan Agreement, dated July 16, 2010, between Duo World, Inc., a Nevada, U.S.A. company, as borrower, and Muhunthan Canagasooryam, as lender.

14*	Code of Business Conduct and Ethics.

21****	Subsidiaries.

31.1****	Certification under Section 302 of Sarbanes-Oxley Act of 2002

31.2****	Certification under Section 302 of Sarbanes-Oxley Act of 2002

32.1 ****	Certification under Section 906 of Sarbanes-Oxley Act of 2002

32.2 ****	Certification under Section 906 of Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

47

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duo World, Inc.

Dated: July 12, 2022	By:	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
	Its:	President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: July 12, 2022	By:	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
	Its:	President and Chief Executive Officer and Director
(Principal Executive Officer)

Dated: July 12, 2022	By:	/s/ Suzannah Jennifer Samuel Perera
Suzannah Jennifer Samuel Perera
	Its:	Chief Financial Officer, and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: July 12, 2022	By:	/s/ Mahmud Riad Ameen
Mahmud Riad Ameen
	Its:	Director

48