Form 10-Q
period 2022-06-30
DUO WORLD INC
filed 2022-08-19
CIK 1635136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2022, there were 75,130,304 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Duo World, Inc. and Subsidiaries

Consolidated Financial Statements

June 30, 2022

(Unaudited)

F-1

Duo World, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2022	March 31, 2022
	(Un-audited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$39,547	$23,613
Fixed deposits	16,865	-
Accounts receivable - trade	13,752	2,149
Prepaid expenses and other current assets	69,414	79,032
Accrued revenue	644	813
Total Current Assets	140,222	105,607

Non Current Assets
Property and equipment, net of accumulated depreciation of $121,841 and $154,463 respectively	6,278	4,087
Intangible assets, net	195,821	251,439
Total Non Current Assets	202,099	255,526

Total Assets	$342,321	$361,133

LIABILITIES and SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$393,468	$450,958
Payroll, employee benefits, severance	278,498	343,117
Short term borrowings	581	597
Due to related parties	818,856	917,855
Payable for acquisition	185,762	185,762
Taxes payable	92,167	113,556
Accruals and other payables	95,219	97,864
Deferred revenue	20,740	1,211
Total Current liabilities	1,885,291	2,110,920

Long Term Liabilities
Due to related parties	986,698	1,092,075
Employee benefit obligation	12,830	17,598
Total Long Term liabilities	999,528	1,109,673

Total liabilities	$2,884,819	$3,220,593

Commitments and contingencies (Note 18)

Shareholders’ Deficit
Ordinary shares: $0.001 par value per share; 400,000,000 shares authorized; 75,130,304 and 74,109,896 shares issued and outstanding, respectively	$75,130	$74,110
Convertible series “A” preferred shares: $0.001 par value per share; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Additional paid in capital	12,199,726	12,190,746
Accumulated deficit	(16,384,019)	(16,375,232)
Accumulated other comprehensive income	1,561,665	1,245,916
Total shareholders’ deficit	(2,542,498)	(2,859,460)

Total Liabilities and Shareholders´ Deficit	$342,321	$361,133

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Un-audited)

	For the three months ended,
	June 30, 2022	June 30, 2021

Revenue	$12,253	$30,662
Cost of revenue (exclusive of depreciation presented below)	(9,602)	(28,174)
Gross Income	2,651	2,488

Operating Expenses
General and administrative	33,352	31,774
Salaries and casual wages	6,246	7,341
Selling and distribution	107	112
Depreciation	282	311
Amortization of web site development	380	743
Allowance for bad debts	-	16,026
Total operating expenses	40,367	56,307
Loss from operations	$(37,716)	$(53,819)

Other income (expenses):
Interest expense	$-	$(9,487)
Other income	51,678	1,222
Gain / (Loss) on disposals	1,939	-
Bank charges	(39)	(343)
Exchange (loss) / gain	(24,649)	(2,438)

Total other income (expenses)	28,929	(11,046)

Loss before provision for income taxes:	$(8,787)	$(64,865)

Tax Expense :
Provision for income taxes	-	-
Foreign taxes – withheld	-	-
Net loss	$(8,787)	$(64,865)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Shares Outstanding	124,681,773	117,754,296

Comprehensive Income (Loss):
Unrealized foreign currency translation (loss) gain	$315,749	$(7,087)
Net loss	(8,787)	(64,865)
Comprehensive loss	$306,962	$(71,952)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Un-audited)

	For the Period ended,
	June 30, 2022	June 30, 2021
Operating activities:
Loss before provision for income taxes	$(8,787)	$(64,865)

Adjustments to reconcile loss before provision for income taxes to cash provided by operating activities:
Depreciation and amortization	661	1,054
Bad debts	-	16,026
Gain on disposals of property and equipment	(1,939)	-
Product development cost written off	8,137	15,895

Changes in assets and liabilities:
Fixed deposits	(16,865)	-
Accounts receivable - trade	(11,603)	(33,759)
Prepayments	9,788	(2,034)
Accounts Payable	(57,490)	10,657
Payroll, employee benefits, severance	(64,619)	(1,091)
Short term overdraft	(16)	7,142
Due to related parties	(98,999)	10,767
Taxes payable	(21,389)	242
Retirement Benefit	(4,769)	(54)
Accruals and other payables	16,884	33,265
Net cash provided by operating activities	$(251,006)	$(6,755)

Investing activities:
Acquisition of property and equipment	(3,632)	-
Sale proceeds of disposal of Property and Equipment	1,939	-

Net cash used in investing activities	$(1,693)	$-

Financing activities:
Proceeds from issuance of common Stock	1,020	-
Long term loan	-	(1,880)
Additional paid in capital	8,980	-

Net cash provided by financing activities	$10,000	$(1,880)

Effect of exchange rate changes on cash	258,633	(2,642)
Net decrease in cash	$15,934	$(11,277)
Cash, beginning of period	23,613	21,571

Cash, end of period	$39,547	$10,294

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$9,487

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common shares issued for services	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Deficit

	Common Share Capital		Preferred Share Capital		Additional Paid-in	Accumulated	Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

March 31, 2021	67,754,296	67,754	5,000,000	5,000	11,641,336	(16,041,727)	548,539	(3,779,098)

Stock issued	6,355,600	6,356	-		512,660	-	-	519,016

Net loss	-		-		-	(333,505)	-	(333,505)

Other comprehensive income	-		-		-	-	697,377	697,377

Promissory notes Discount	-	-	-	-	36,750	-	-	36,750

March 31, 2022	74,109,896	74,110	5,000,000	5,000	12,190,746	(16,375,232)	1,245,916	(2,859,460)

Stock issued	1,020,408	1,020	-	-	8,980	-	-	10,000

Net loss	-	-	-	-	-	(8,787)	-	(8,787)

Other comprehensive income	-	-	-	-	-	-	315,749	315,749

June 30, 2022	75,130,304	75,130	5,000,000	5,000	12,199,726	(16,384,019)	1,561,665	(2,542,498)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022 and 2021

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

On December 3, 2014, Duo Software (Pvt.) Limited (DSSL) and Duo Software Pte. Limited (DSS) executed a reverse recapitalization with Duo World Inc. (Duo). See Note 4. Duo (Successor) is a holding company that conducts operations through its wholly owned subsidiaries, DSSL and DSS (Predecessors), in Sri Lanka and Singapore. The consolidated entity is referred to as the “Company.” The Company, having its development center in Colombo, has been in the space of developing products and services for the subscription-based industry. The Company’s applications (“Facetone,” and “Smoothflow”) provide solutions in the space of Customer Life Cycle Management and Work Flow.

Further, the Duo World Inc. has its wholly owned subsidiary which is Duo World Canada Inc, incorporated under the laws of Canada (Canada Business Corporations Act.) on June 08, 2020. Duo World Canada has not yet started its operations due to the pandemic and the travel restrictions and expecting to start its operations in the end of the year 2022.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $8,787and $64,865 for the three months ended June 30, 2022 and 2021, respectively; net cash provided by operations of $(251,006) and $$(6,755) for the three months ended June 30, 2022 and 2021, respectively; working capital deficit of $1,745,069 and $2,005,313 as of June 30, 2022 and March 31, 2022, respectively; outstanding statutory dues towards employee provident fund and employee trust fund of $197,598 and $243,442 as of June 30, 2022 and March 31, 2022, respectively; and a stockholders´ deficit of $2,542,498 and $2,859,460 as of June 30, 2022 and March 31, 2022, respectively.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with various high quality financial institutions and we monitor the credit ratings of those institutions. The Company’s sales are primarily to the companies located in Sri Lanka. The Company performs ongoing credit evaluations of our customers, and the risk with respect to trade receivables is further mitigated by the diversity, both by geography and by industry, of the customer base. Accounts receivable are due principally from the companies understated contract terms.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2022, and March 31, 2022, there were no cash equivalents.

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

For the three months ended June 30, 2022 and 2021, the Company received only cash as consideration for sale of licenses and related services and not in kind.

For the three months ended June 30, 2022 and 2021, the Company had the following concentrations of revenues with customers:

Customer	June 30, 2022	June 30, 2021

A	28.21%	40.20%
B	24.70%	17.01%
C	22.79%	26.68%
D	14.58%	9.16%
Other misc. customers	9.72%	6.95%
	100.00%	100.00%

For the three months ended June 30, 2022 and 2021, the Company had following sales by products:

Product	June 30, 2022	June 30, 2021
Facetone	$9,746	$27,130
Software hosting and reselling	2,507	3,532
	$12,253	$30,662

Significant Judgments

The Company’s contracts with customers include multiple software products and services to deliver and in the most of the contract the price of the separately identifiable features are stated separately. In the event the price of the multiple product and services are not mentioned in the agreement the Company allocates transaction price estimating the standalone selling price of the promised Products and the services. The determination of stand-alone selling price for each performance obligation requires judgments. The Company determines stand-alone selling price for performance obligations based on overall pricing strategies, which consider market in which the company operates, historical data analysis, number of users of the product or services, size of the customer and the market price of the hardware used.

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

Deferred Revenue - Deferred revenue represents advance payments for software licenses, services, and maintenance billed in advance of the time revenue is recognized. As at June 30, 2022 and March 31, 2022 the Company recognized deferred revenue $20,740 and $1,211, respectively.

Accrued Revenue/Unbilled Accounts Receivable - Accrued revenue/Unbilled accounts receivable primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period. As at June 30, 2022 and March 31, 2022, unbilled /accrued revenues were $644 and $813, respectively.

The Company had no contract liabilities and assets recognized for cost to fulfill a requirement of a customer as at June 30, 2022.

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

During the three months ended June 30, 2022 and, June 30, 2021, the Company has not capitalized product development cost.

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expenses were incurred during the three months ended June 30, 2022 and 2021.

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

Comprehensive Income

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from April 1, 2015 through June 30, 2022, includes only foreign currency conversion gains (losses), and is presented in the Company’s consolidated statements of comprehensive income.

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the periods ending on June 30, 2022 and March 31, 2022 were as follows:

Foreign Currency Translation gains (losses)
Balance, March 31, 2021	$548,539
Translation rate gain (loss)	697,377
Balance, March 31, 2022	$1,245,916
Translation rate gain (loss)	315,749
Balance, June 30, 2022	$1,561,665

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

Note 5 – Accounts Receivable

Following is a summary of accounts receivable as At June 30, 2022 and March 31, 2022:

	June 30, 2022	March 31, 2022
Accounts receivable – Trade	$57,156	$117,200
Less: Provision for doubtful debts	(43,404)	(115,051)
	$13,752	$2,149

As at June 30, 2022 and March 31, 2022, the Company had following concentrations of accounts receivables with customers:

Customer	June 30, 2022	March 31, 2022
A	86.20%	0.00%
B	4.96%	43.38%
C	5.26%	33.74%
D	3.58%	22.88%
	100.00%	100.00%

Note 6 – Prepaid Expenses and Other Current Assets

Following is a summary of prepaid expenses and other current assets as at June 30, 2022 and March 31, 2022:

	June 30, 2022	March 31, 2022
Dial Desk (Pvt) Ltd	$34,595	$31,428
David E. Wise IOLTA account	18,983	30,398
Security deposits	8,789	10,390
Supplier advance	5,386	5,480
Prepayments	1,049	872
Accrued Interest	165	-
Other receivables	447	464
	$69,414	$79,032

Note 7– Property and Equipment

Following table illustrates net book value of property and equipment as at June 30, 2022 and March 31, 2022:

	June 30, 2022	March 31, 2022
Office equipment	$887	$1,093
Furniture & fittings	59,535	73,351
Computer equipment (data processing equipment)	49,660	56,711
Improvements to lease hold assets	4,701	11,297
Website development	13,336	16,098
	128,119	158,550
Accumulated depreciation and amortization	(121,841)	(154,463)
Net fixed assets	$6,278	$4,087

Depreciation and amortization expense for the three months ended June 30, 2022 and 2021 was $661 and $1,054, respectively.

Note 8 – Intangible assets

Intangible assets comprise of capitalization of certain costs pertaining to products development which meets the criteria as set forth above under Note 3. Following table illustrates the movement in intangible assets as at June 30, 2022 and March 31, 2022:

	June 30, 2022	March 31, 2022
Opening balance	$251,439	$428,070
Add: Costs capitalized during the year	-	-
Less: Amount written-off	(8,137)	(57,862)
Translational gain/ (loss)	(47,481)	(118,769)
Net Intangible Assets	$195,821	$251,439

Note 9 – Accounts Payable

Following is a summary of accounts payable as at June 30, 2022 and March 31, 2022:

	June 30, 2022	March 31, 2022
Accounts payable- employees	$189,842	$203,261
Supplier payable	59,876	73,393
Promissory notes	43,000	53,000
Canagey Capital (Pvt) Ltd	36,140	44,528
Other supplier payable	34,087	41,998
EPSI Computers (Pvt) Ltd	16,438	20,253
Due to Guha Takurta	13,873	14,266
Rent deposit	212	259
	$393,468	$450,958

On July 14, 2021, the Company issued promissory note for the sum of $65,000 to Geneva Roth Remark Holdings Inc., a New York corporation. The said promissory note bears an interest rate of 10% per annum and default interest of 22% on any unpaid capital or interest which is not paid when due on July 14, 2022.

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

Note 10 – Short-term borrowings

Short-term borrowings for the June 30, 2022 and March 31, 2022 were $581 and $597, respectively.

Note 11 – Due to Related Parties

Due to Related Parties – Short term

From time to time, the Company receives advances from related parties such as management, directors or principal shareholders in the normal course of business. Loans and advances received from related parties are unsecured and non-interest bearing. Balances outstanding to these persons for less than 12 months are presented under current liabilities in the accompanying consolidated financial statements. As of June 30, 2022, and March 31, 2022, the Company owed directors $818,856 and $ 917,855, respectively.

Due to Related Parties – Long term

Balances outstanding to related parties for more than 12 months are presented under long-term liabilities in the accompanying consolidated financial statements. As of June 30, 2022, and March 31, 2022, the Company owed directors $986,698 and $ 1,092,075, respectively.

Note 12 – Taxes Payables

Taxes payable comprised of items listed below as at June 30, 2022 and March 31, 2022:

	June 30, 2022	March 31, 2022
PAYE	$90,292	$111,246
WHT payable	1,874	2,308
Stamp duty payable	1	2
	$92,167	$113,556

Note 13 – Accruals and Other Payables

Following is a summary of accruals and other payables as at June 30, 2022 and March 31, 2022:

	June 30, 2022	March 31, 2022
Accruals	$68,309	$70,507
Other payables	17,000	17,000
Accrued interest	9,910	9,910
Audit fee payable	-	447
	$95,219	$97,864

Note 14 – Cost of Revenue

Following is the summary of cost of revenue for the three months ending June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Product development cost written off	$8,137	$15,895
Developer Support and Implementation	1,249	7,480
Purchases/ hosted servers	180	4,439
Consultancy, contract basis employee cost	-	325
Other external services	36	35
	$9,602	$28,174

Note 15 – General and Administrative Expenses

Following is the summary of general and administrative expenses for the three months ending June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021

Consulting fee	$15,636	$13,451
Legal Fee	4,500	4,500
OTC market Fees	3,000	1,086
Other professional services	2,855	2,657
Audit fees	2,565	2,679
Office rent	1,468	1,956
Transfer agent fees	450	450
Internet charges	413	942
Printing and stationery	412	29
Staff welfare	360	16
Telephone charges	329	890
Software rentals	226	234
Office maintenance	221	235
Professional fees	200	207
Secretarial fees	163	169
Computer maintenance	162	216
Electricity charges	140	203
Filling fee and subscription	68	193
Stamp duty expenses	18	89
Penalties / late payment charges	-	1,262
Vehicle allowance	-	133
Courier and postage	-	4
Other expenses	166	173
	$33,352	$31,774

Note 16 – Selling and Distribution Expenses

Selling and distribution expenses for the three months ended June 30, 2022 and 2021 was $107 and $112, respectively.

Note 17 - Equity

(A) Common Stock

As at June 30, 2021, the Company has 400,000,000 authorized common shares having a par value of $0.001. The common shares have been designated with the following rights:

●	Voting rights: Common shareholders can attend at annual general meeting to cast vote or use a proxy.

●	Right to elect board of directors: Common shareholders control the Company through their right to elect the company’s board of directors; however, the holder of our preferred stock has super-majority voting rights and has power to elect all of the Company’s board of directors.

●	Right to share income and assets: Common shareholders have the right to share company’s earnings equally on a per-share basis in the form of dividend. Similarly, in the event of liquidation, shareholders have claim on assets that remain after meeting the obligation to accrued taxes, accrued salary and wages, creditors including bondholders (if any) and preferred shareholders. Thus, common shareholders are residual claimants of the company’s income and assets

During the three months ended June 30, 2022, the Company issued 1,020,408 shares of Common Stock for the aggregate value of $10,000.

(B) Preferred Stock

As at June 30, 2022, the Company had 10,000,000 authorized series “A” preferred shares having a par value of $0.001 per share.

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

Guarantees provided by the company existed on the balance sheet date are as follows:

Date	Description	Amount
7/31/2014	Guarantee for SLT	$239
8/10/2015	Guarantee for LOLC	675
10/9/2018	Rent deposit for office space	4,638
10/14/2019	Security deposit for CEB	422
10/21/2019	Security deposit for CEB	169
11/18/2020	Guarantee for HDFC bank	70
2/21/2022	Lanka Clear bid bond	282
		$6,493

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

Our MD&A is comprised of the following sections:

A.	Business Overview

B.	Critical Accounting Policies

C.	Results of operations for the three months ended June 30, 2022 and June 30, 2021

D.	Financial condition as at March 31, 2022 and June 30, 2022

E.	Liquidity and capital reserves

F.	Milestones for next twelve months

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

Effective December 3, 2014, DSSL and DSS executed a reverse recapitalization with Duo. Duo (“Successor”) is a holding company that conducts operations through its wholly-owned subsidiaries, DSSL and DSS (“Predecessors”) in Sri Lanka and Singapore. The consolidated entity is referred to as the “Company.” The Company, having its development center in Colombo, Sri Lanka, specializes in the space of Customer Life Cycle Management & Contact Center solutions, Subscriber Management Billing and Automation of Workflow and Customer Engagement in the Asia Pacific Region. Driven by innovation, Duo World has served the enterprises in many ways, including efficiency, cost reduction, revenue optimization and continuous value addition to their product or service offerings. Duo World has been in the business of developing products and services for the subscription based industry.

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

C. Results of operations for the three months ended June 30, 2022 and June 30, 2021:

The Company had revenues amounting to $12,253 and $30,662, respectively, for three months ended June 30, 2022 and June 30, 2021. Following is a breakdown of revenues for both periods:

Product	June 30, 2022	June 30, 2021	Changes

Facetone	$9,746	$27,130	$(17,384)
Software hosting and reselling	2,507	3,532	(1,025)
	$12,253	$30,662	$(18,409)

Total revenue for the three months ended June 30, 2022 decreased by $18,409 when compared to June 30, 2021. The decrease is mainly due to the adverse economic condition.

For the three months ended June 30, 2022 and June 30, 2021, the Company had the following concentrations of revenues with customers:

Customer	June 30, 2022	June 30, 2021

A	28.21%	40.20%
B	24.70%	17.01%
C	22.79%	26.68%
D	14.58%	9.16%
Other misc. customers	9.72%	6.95%
	100.00%	100.00%

The total cost of sales amounted to $9,602 and $28,174 for the three months ended June 30, 2022 and June 30, 2021, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	June 30, 2022	June 30, 2021	Changes
Product development cost written off	$8,137	$15,895	$(7,758)
Developer support and implementation	1,249	7,480	(6,231)
Purchases/ hosted servers	180	4,439	(4,259)
Consultancy, contract basis employee cost	-	325	(325)
Other external services	36	35	1
	$9,602	$28,174	$(18,572)

Cost of sales decreased by $18,572 in the three months ended June 30, 2022 when compared to the three months ended June 30, 2021 in line with the revenue decrease. Decrease in product development cost written off and support services and implementation cost were the main contributors to the decrease in cost of sales.

The gross income for the three months ended June 30, 2022 and June 30, 2021 amounted to $2,651 and $2,488, respectively.

The total operating expenditure amounted to $40,367 and $56,307 for the three months ended June 30, 2022 and June 30, 2021, respectively. Operating expenditure declined by 28% during the three months ended June 30, 2022 when compared to the operating expenditure of the same period in 2021. The following table sets forth the Company’s operating expenditure analysis for both periods:

	June 30, 2022	June 30, 2021	Changes
General and administrative	$33,352	$31,774	$1,578
Salaries and casual wages	6,246	7,341	(1,095)
Selling and distribution	107	112	(5)
Depreciation	282	311	(29)
Amortization of web site development	380	743	(363)
Allowance for bad debts	-	16,026	(16,026)
Total operating expenses	$40,367	$56,307	$(15,940)

Following are the main reasons for the variances in operating expenses of the Company:

General and Administrative Cost

During the three months ended June 30, 2022, general and administrative cost declined by 5% when compared to the same period in 2021.

Salaries and benefits

Salaries and benefits decreased by 15% during the three months ended June 30, 2022 as there was a reduction in the total number of staff when compared to the same period in 2021. Duo’s move towards outsourcing of non-core activities and shifting towards contract employment lead to a general decrease in the number of permanent staff, and increase in the overall efficiency in the operations of the company.

Selling and distribution

During the period ended June 30, 2022, marketing expenses decreased by 4%.

Depreciation and Amortization expense

Depreciation and amortization expense had decreased by $393 during the three months ended June 30, 2022, when compared to the three months ended June 30, 2021.

Allowance for bad debts

During the three months ended June 30, 2021, the Company has provided $16,026 for the bad debts whereas a provision had not been provided for the period ended June 30, 2022.

The Company recorded an operating loss of $37,716 and $53,819 for the period ended June 30, 2022 and June 30, 2021 respectively.

The Company’s other income and (expense) for the three months ended June 30, 2022 and June 30, 2021 amounted to $28,929 and $(11,046), respectively. The following table sets forth the Company’s other income and (expense) analysis for both periods:

	June 30, 2022	June 30, 2021	Changes
Interest expense	$-	$(9,487)	$9,487
Other income	51,678	1,222	50,456
Gain / (Loss) on disposals	1,939	-	1,939
Bank charges	(39)	(343)	304
Exchange (loss) / gain	(24,649)	(2,438)	(22,211)
Total other income (expenses)	$28,929	$(11,046)	$39,975

Other expenditures decreased by $39,975 in the three months ended June 30, 2022, when compared to the three months ended June 30, 2021. The main reason for this decrease was the increase in other income.

The loss before provision for income taxes for the three months ended June 30, 2022 and June 30, 2021 amounted to $8,787 and $64,865, respectively.

The net loss for the three months ended June 30, 2022 and June 30, 2021 amounted to $8,787 and $64,865, respectively.

The Company’s comprehensive loss for the three months ended June 30, 2022 and June 30, 2021 amounted to $306,962 and $71,952, respectively.

Comprehensive Income / (Loss):	June 30, 2021	June 30, 2020
(Loss) / gain on foreign currency translation	$315,749	$(7,087)
Net loss	(8,787)	(64,865)
Comprehensive loss	$306,962	$(71,952)

At June 30, 2022 and March 31, 2022, the Company had 75,130,304 and 74,109,896 common shares issued and outstanding, respectively. The weighted average number of shares for the three months ended June 30, 2022 and June 30, 2021 was 74,681,773 and 67,754,296, respectively. The loss per share for both periods was $(0.00) per share and $(0.00) per share, respectively.

D. Financial condition as at June 30, 2022 and March 31, 2022:

Assets:

The Company reported total assets of $342,321 and $361,133 as at June 30, 2022 and March 31, 2022, respectively. 57% of these total assets include intangible assets and 20% of total assets are comprised of prepaid expenses and other current assets of the Company. Our property and equipment include office equipment, computer equipment (Data Processing Equipment), furniture and fittings, web site developments and improvement to leasehold assets having a total net book value of $6,278 and $4,087 as at June 30, 2022 and March 31, 2022, respectively. Furthermore, our current assets as at March 31, 2022 totaled $105,607 and as at June 30, 2022, our current assets were $140,222. These current assets amounted to $140,222, comprised of cash of $39,547, fixed deposits of $16,865, accounts receivable of $13,752, prepaid and other current assets of $69,414 and accrued revenue of $644.

Liabilities:

The Company had total liabilities of $2,884,819 and $3,220,593 as at June 30, 2022 and March 31, 2022, respectively. Long term liabilities include balances owed to related parties which are outstanding for more than 12 months. Our current liabilities at March 31, 2022 totaled $2,110,920. We have seen a decrease of 11% in current liabilities amounting to $225,629, making total current liabilities of $1,885,291 as at June 30, 2022. These mainly include short-term third-party debt, payroll liabilities, payable to related parties, deferred revenue, taxes payable, accrued liabilities and our day to day operational creditors.

Stockholder’s Deficit:

At March 31, 2022, the Company had stockholders’ deficit of $2,859,460. At June 30, 2022, the Company had stockholders’ deficit of $2,542,498, which represents a decrease of $316,962.

The Company had 75,130,304 and 74,109,896 shares issued and outstanding at June 30, 2022 and March 31, 2022, respectively.

E. Liquidity and capital reserves:

The Company had losses from operations amounting to $37,716 and $53,819 for the three months ended June 30, 2022 and 2021, respectively; a total other income (expense) amounting to $28,929 and $(11,046) for the three months ended June 30, 2022 and 2021, respectively; and a net loss of $8,787 and $64,865 for the three months ended June 30, 2022 and 2021, respectively.

In summary, our cash flows for the three months ended June 30, 2022 and June 30, 2021 were as follows:

	June 30, 2022	June 30, 2021
Net cash provided by operating activities	$(251,006)	$(6,755)
Net cash used in investing activities	(1,693)	-
Net cash provided by financing activities	(10,000)	(1,880)

Since inception, we have financed our operations primarily through internally generated funds and the use of our lines of credit with several financial institutions. We had $39,547 in cash; net cash provided by operations of $(251,006) for the three months ended June 30, 2022; working capital deficit of $1,745,069; and stockholders’ deficit of $2,542,498 as of June 30, 2022.

F. Milestones for next twelve months (2022-2023):

Our specific plan of operations and milestones through June 2023 are as follows:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2022, the Company issued 1,020,408 shares of Common Stock for the aggregate value of $10,000. These shares were issued in reliance on the exemption from registration under Section 4.(a).2 of the Securities Act of 1933, as amended.

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

DUO WORLD, INC.

Date: August 19, 2022	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2022	/s/ Suzannah Jennifer Samuel Perera
Suzannah Jennifer Samuel Perera
Chief Financial Officer
(Principal Accounting and Financial Officer)

