Form 10-Q
period 2022-09-30
DUO WORLD INC
filed 2022-11-16
CIK 1635136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 10, 2022, there were 79,593,141 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Duo World, Inc. and Subsidiaries

Consolidated Financial Statements

September 30, 2022

(Unaudited)

CONTENTS

Page(s)

Consolidated Balance Sheets - September 30, 2022 (unaudited) and March 31, 2022	F-3

Consolidated Statements of Operations and Comprehensive Income / (Loss) for the three and six months ended September 30, 2022 and September 30, 2021 (unaudited)	F-4

Consolidated Statements of Cash Flows for September 30, 2022 and September 30, 2021 (unaudited)	F-5

Consolidated Statement of Changes in Shareholders’ Deficit for the September 30, 2022 (unaudited) and March 31, 2022	F-6

Notes to the Consolidated Financial Statements (unaudited)	F-7 – F-23

Duo World, Inc. and Subsidiaries

Consolidated Balance Sheets

	Sep 30, 2022	March 31, 2022
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$12,962	$23,613
Fixed deposits	25,059	-
Accounts receivable – trade	13,164	2,149
Prepaid expenses and other current assets	63,154	79,032
Accrued revenue	594	813
Related party receivables	6,974	-
Total Current Assets	121,907	105,607

Non Current Assets
Property and equipment, net of accumulated depreciation of $121,530 and $154,463 respectively	5,389	4,087
Intangible assets, net	231,666	251,439
Goodwill	104,420	-
Total Non Current Assets	341,475	255,526

Total Assets	$463,382	$361,133

LIABILITIES and SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$382,310	$450,958
Payroll, employee benefits, severance	274,224	343,117
Short term borrowings	564	597
Due to related parties	536,156	917,855
Payable for acquisition	185,762	185,762
Taxes payable	91,294	113,556
Accruals and other payables	117,181	97,864
Deferred revenue	13,833	1,211
Total Current liabilities	1,601,324	2,110,920

Long Term Liabilities
Due to related parties	476,778	1,092,075
Employee benefit obligation	13,177	17,598
Total Long Term liabilities	489,955	1,109,673

Total liabilities	$2,091,279	$3,220,593

Commitments and contingencies (Note 18)

Shareholders’ Deficit
Ordinary shares: $0.001 par value per share; 400,000,000 shares authorized; 77,029,038 and 74,109,896 shares issued and outstanding, respectively	$77,029	$74,110
Convertible series “A” preferred shares: $0.001 par value per share; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Additional paid in capital	12,212,827	12,190,746
Accumulated deficit	(15,618,043)	(16,375,232)
Accumulated other comprehensive income	1,583,992	1,245,916
Non controlling interest	111,298	-
Total shareholders’ deficit	(1,627,897)	(2,859,460)

Total Liabilities and Shareholders´ Deficit	$463,382	$361,133

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended,		For the six months ended,
	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Sep 30, 2021

Revenue	$12,702	$24,043	$24,955	$54,705
Cost of revenue (exclusive of depreciation presented below)	(9,386)	(22,865)	(18,988)	(51,039)
Gross Income	3,316	1,178	5,967	3,666

Operating Expenses
General and administrative	31,994	33,687	65,346	65,462
Salaries and casual wages	7,054	6,151	13,301	13,492
Selling and distribution	24	75	131	187
Depreciation	441	271	723	582
Amortization of web site development	384	751	763	1,494
Write off product development cost	39,947	-	39,947	-
Allowance for bad debts	27	35,444	27	51,470
Total operating expenses	79,871	76,379	120,238	132,687
Loss from operations	$(76,555)	$(75,201)	$(114,271)	$(129,021)

Other income (expenses):
Interest expense	$(27,978)	$(10,358)	$(27,977)	$(19,845)
Other income	1,342	1,455	53,020	2,676
Gain / (Loss) on disposals	-	-	1,939	-
Bank charges	(44)	(356)	(83)	(699)
Exchange (loss) / gain	(7)	(6,353)	(24,657)	(8,790)
Write off liabilities	1,756,440	-	1,756,440	-
Write off assets	(887,319)	-	(887,319)	-
Promissory notes discount	-	(15,463)	-	(15,463)

Total other income (expenses)	842,434	(31,075)	871,363	(42,121)

Profit/loss before provision for income taxes:	$765,879	$(106,276)	$757,092	$(171,142)

Tax Expense :
Provision for income taxes	-	-	-	-
Foreign taxes – withheld	-	-	-	-
Profit/ (loss)	$765,879	$(106,276)	$757,092	$(171,142)

Profit/ (loss) attributable to non controlling interest	(97)	-	(97)	-

Net Profit/ (loss)	$765,976	$(106,276)	$757,189	$(171,142)

Basic and Diluted earnings per Share	$0.01	$(0.00)	$0.01	$(0.00)

Basic and Diluted Weighted Average Number of Shares Outstanding	125,171,581	117,754,296	124,928,015	117,754,296

Comprehensive Income (loss):
Unrealized foreign currency translation gain	$22,327	$26,428	$338,076	$19,342
Profit/(loss)	765,976	(106,276)	757,189	(171,142)
Comprehensive Income/ (loss)	$788,303	$(79,848)	$1,095,265	$(151,801)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Period ended,
	Sep 30, 2022	Sep 30, 2021
Operating activities:
Profit/(loss) before provision for income taxes	$757,189	$(171,142)

Adjustments to reconcile profit/ (loss) before provision for income taxes to cash provided by operating activities:
Depreciation and amortization	1,486	2,076
Bad debts	27	51,470
Amortization of product Development cost	15,801	30,584
Product development cost written off	39,947	-

Changes in assets and liabilities:
Fixed deposits	(25,059)	-
Accounts receivable – trade	(11,042)	208
Prepayments	16,097	(76,146)
Related party receivables	(6,974)	-
Accounts Payable	(68,648)	64,626
Payroll, employee benefits, severance	(68,893)	(14,011)
Short term overdraft	(33)	2,513
Due to related parties	(1,258,478)	47,097
Taxes payable	(22,261)	(738)
Retirement Benefit	(4,421)	(3,761)
Accruals and other payables	31,938	26,279
Net cash provided by operating activities	$(603,324)	$(40,947)

Investing activities:
Intangible assets	(200,000)	-
Development cost transferred	114,436	-
Goodwill	(104,420)	-
Non controlling interest	111,298	-

Net cash used in investing activities	$(78,686)	$-

Financing activities:
Proceeds from issuance of common Stock	2,919	-
Long term loan	-	(2,581)
Promissory notes discount		(21,287)
Additional paid in capital	22,081	36,750

Net cash provided by financing activities	$25,000	$12,883

Effect of exchange rate changes on cash	646,359	22,047
Net decrease in cash	$(10,651)	$(6,018)
Cash, beginning of period	23,613	21,571

Cash, end of period	$12,962	$15,553

Supplemental disclosure of cash flow information:
Cash paid for interest	$(27,977)	$(19,845)

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common shares issued for services	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Deficit

									Total
	Common Share Capital		Preferred Share Capital		Additional Paid-in	Accumulated	Other Comprehensive	Non Controlling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Deficit

March 31, 2021	67,754,296	67,754	5,000,000	5,000	11,641,336	(16,041,727)	548,539	-	(3,779,098)

Stock issued	6,355,600	6,356	-	-	512,660	-	-	-	519,016

Net loss	-	-	-	-	-	(333,505)	-	-	(333,505)

Other comprehensive income	-	-	-	-	-	-	697,377	-	697,377

Promissory notes Discount	-	-	-	-	36,750	-	-	-	36,750

March 31, 2022	74,109,896	74,110	5,000,000	5,000	12,190,746	(16,375,232)	1,245,916		(2,859,460)

Stock issued	1,020,408	1,020	-	-	8,980	-	-	-	10,000

Net loss	-	-	-	-	-	(8,787)	-	-	(8,787)

Other comprehensive income	-	-	-	-	-	-	315,749	-	315,749

June 30, 2022	75,130,304	75,130	5,000,000	5,000	12,199,726	(16,384,019)	1,561,665	-	(2,542,498)

Stock issued	1,898,734	1,899	-	-	13,101	-	-	-	15,000

Net profit	-	-	-	-	-	765,976	-	-	765,976

Other comprehensive income	-	-	-	-	-	-	22,327	-	22,327

Non controlling interest	-	-	-	-	-	-	-	111,298	111,298

September 30, 2022	77,029,038	77,029	5,000,000	5,000	12,212,827	(15,618,043)	1,583,992	111,298	(1,627,897)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

September 30, 2022

(Unaudited)

Note 1 - Organization and Nature of Operations

Duo World Inc. (hereinafter referred to as “Successor” or “Duo”) a reporting company since September 26, 2016, was organized under the laws of the state of Nevada on September 19, 2014. Duo Software (Pvt.) Limited (hereinafter referred to as “DSSL” or “Predecessor”), a Sri Lanka based company, was incorporated on September 22, 2004, in the Democratic Socialist Republic of Sri Lanka, as a limited liability company. Duo Software (Pte.) Limited (hereinafter referred to as “DSS” or “Predecessor”), a Singapore based company, was incorporated on June 05, 2007 in the Republic of Singapore as a limited liability company. Dial Desk (Pte) Limited (hereinafter referred to as “DDPL” or “Predecessor”), a Singapore based company, was incorporated on September 22, 2022 in the Republic of Singapore as a limited liability company.

On December 03, 2014, Duo Software (Pvt.) Limited (DSSL) and Duo Software Pte. Limited (DSS) executed a reverse recapitalization with Duo World Inc. (Duo). See Note 4, and on September 30, 2022 Duo acquired its 80% own subsidiary Dial Desk (Pte) Limited. Duo (Successor) is a holding company that conducts operations through its wholly owned subsidiaries DSSL and DSS (Predecessors) and 80% own subsidiary DDPL in Sri Lanka and Singapore. The consolidated entity is referred to as “the Company”. The Company, having its development center in Colombo, has been in the space of developing products and services for the subscription-based industry. The Company’s applications (“Facetone”, Dial Desk and “SmoothFlow”) provide solutions in the space of Customer Life Cycle Management and Work Flow.

Further the Duo World Inc. has its wholly owned subsidiary which is Duo World Canada Inc, incorporated under the laws of Canada (Canada Business Corporations Act.) on June 08, 2020. On October 18, 2022 the Management has decided to wind up the Company.

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

As reflected in the accompanying consolidated financial statements, the Company had a net profit/ (loss) of $757,189 and $(171,142) for the six months ended September 30, 2022 and 2021, respectively; net cash provided by operations of $(603,324) and $(40,947) for the six months ended September 30, 2022 and 2021, respectively; working capital deficit of $1,479,418 and $2,005,313 as of September 30, 2022 and March 31, 2022, respectively; outstanding statutory dues towards employee provident fund and employee trust fund of $195,760 and $243,442 as of September 30, 2022 and March 31, 2022, respectively; and a stockholders´ deficit of $1,627,897 and $2,859,460 as of September 30, 2022 and March 31, 2022, respectively.

The Company has launched its new cloud-based product Dial Desk and expecting revenue from the new product. Further, the Company was able to reduce its Cost of Sales and operating cost in the current quarter. Considering these trends, the management is confident that the Company shall generate sufficient profits to offset the operating losses in the recent future.

Note 3 - Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated Financial Statements include the accounts and transactions of DSSL, DSS and DDPL (Predecessors) and Duo (Successor). Duo World Inc. is the parent company of its 100% subsidiaries Duo Software (Pvt.) Limited (DSSL), Duo Software Pte. Limited (DSS) and 80% own subsidiary Dial Desk (Pte) Limited (DDPL). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2022, and March 31, 2022, there were no cash equivalents.

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

DialDesk

DialDesk is a SaaS contact center software which caters the SME segment of the market with its low cost, cloud based platform. Businesses can buy their virtual number from DialDesk and set up their contact center within few minutes. With its easy to uses user interface and agility DialDesk will help businesses improve the productivity of their contact center operations.

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

For the six months ended September 30, 2022 and 2021, the Company received only cash as consideration for sale of licenses and related services rendered.

For the six months ended September 30, 2022 and 2021, the Company had following concentrations of revenues with customers:

Customer	September 30, 2022	September 30, 2021

A	27.70%	32.14%
B	23.70%	25.98%
C	24.30%	24.83%
D	14.35%	10.13%
E	6.29%	2.86%
Other misc. customers	3.65%	4.06%
	100.00%	100.00%

For the six months ended September 30, 2022 and 2021, the company had following sales by products:

Product	September 30, 2022	September 30, 2021

Facetone	$19,805	$47,596
Software hosting and reselling	5,150	7,109
	$24,955	$54,705

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

Refer Note- 6 for “Accounts receivables and Provision for doubtful debts”

Segment Information

The Company has determined that its Chief Executive Officer is its Chief Operating Decision Maker. The Company’s executive reviews financial information presented on a consolidated basis for the purposes of assessing the performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reportable segment.

Deferred Revenue - Deferred revenue represents advance payments for software licenses, services, and maintenance billed in advance of the time revenue is recognized. As at September 30, 2022 and March 31, 2022 the Company recognized deferred revenue $13,833 and $1,211, respectively.

Accrued Revenue/Unbilled Accounts Receivable - Accrued revenue/Unbilled accounts receivable primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period. As at September 30, 2022 and March 31, 2022, unbilled /accrued revenues were $594 and $813 respectively.

The Company had no contract liabilities and assets recognized for cost to fulfill a requirement of a customer as at September 30, 2022.

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

During the six months ended September 30, 2022 product development cost of $200,000 were capitalized as “Intangible assets in Dial Desk (Pte) Limited and the same cost involved the cost transferred from Duo Software (Pvt) Ltd of $114,436 and the personal cost of $85,564. The cost transferred from Duo Software (Pvt) Ltd involved the cost from Duo World platform $21,619, from Cloudcharge $74,663 and from Facetone cloud $18,154.

During the six months ended September 30, 2021 no product research and development cost was capitalized as “Intangible assets”.

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expenses were incurred during the six months ended September 30, 2022 and 2021.

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

Comprehensive Income

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from April 1, 2015 through September 30, 2022, includes only foreign currency conversion gains (losses), and is presented in the Company’s consolidated statements of comprehensive income.

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the periods ending on September 30, 2022 and March 31, 2022 were as follows:

Foreign Currency Translation gains (losses)

Balance, March 31, 2022	$1,245,916
Translation rate gain (loss)	315,749
Balance, June 30, 2022	$1,561,665
Translation rate gain (loss)	22,327
Balance, September 30, 2022	$1,583,992

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

Note 5 – Acquisition of Dial Desk (Pte) Limited

Duo (Successor) acquired DDPL (Predecessors) on September 30, 2022, and the Company owns 80% of control over DDPL, 55% directly under the share purchase agreement signed on September 30, 2022 and 25% through Muhunthan Canagasooryam Director and shareholder of Duo.

Note 6 – Accounts Receivable

Following is a summary of accounts receivable as at September 30, 2022 and March 31, 2022:

	September 30, 2022	March 31, 2022
Accounts receivable – Trade	$39,780	$117,200
Less: Provision for doubtful debts	(26,616)	(115,051)
	$13,164	$2,149

As at September 30, 2022 and March 31, 2022, the Company had following concentrations of accounts receivables with customers:

Customer	September 30, 2022	March 31, 2022
A	5.31%	43.38%
B	5.49%	33.74%
C	0.00%	22.88%
D	89.20%	0.00%
	100.00%	100.00%

Note 7– Prepaid Expenses and Other Current Assets

Following is a summary of prepaid expenses and other current assets as at September 30, 2022 and March 31, 2022:

	September 30, 2022	March 31, 2022
Dial Desk (Pvt) Ltd	$38,294	$31,428
Security deposits	8,663	10,390
David E. Wise IOLTA account	5,628	30,398
Supplier advance	5,386	5,480
Prepayments	4,388	872
Other receivables	795	464
	$63,154	$79,032

Note 8– Property and Equipment

Following table illustrates net book value of property and equipment as at September 30, 2022 and March 31, 2022:

	September 30, 2022	March 31, 2022
Office equipment	$879	$1,093
Furniture & fittings	58,972	73,351
Computer equipment (data processing equipment)	49,190	56,711
Improvements to lease hold assets	4,656	11,297
Website development	13,222	16,098
	126,919	158,550
Accumulated depreciation and amortization	(121,530)	(154,463)
Net fixed assets	$5,389	$4,087

Depreciation and amortization expense for the six months ended September 30, 2022 and 2021 was $1,486 and $2,076, respectively.

Note 9 – Intangible assets

Intangible assets comprise of capitalization of certain costs pertaining to products development which meets the criteria as set forth above under Note 3. Following table illustrates the movement in intangible assets as at September 30, 2022 and March 31, 2022:

	September 30, 2022	March 31, 2022
Opening balance	$251,439	$428,070
Add: Costs capitalized during the year	200,000	-
Less: Amortization	(15,801)	(57,862)
Amount written-off	(39,947)	-
Cost transferred during the period	(114,436)	-
Translational gain/ (loss)	(49,589)	(118,769)
Net Intangible Assets	$231,666	$251,439

Note 10 – Accounts Payable

Following is a summary of accounts payable as at September 30, 2022 and March 31, 2022:

	September 30, 2022	March 31, 2022
Accounts payable- employees	$196,063	$203,261
Supplier payable	58,936	73,393
Canagey Capital (Pvt) Ltd	35,798	44,528
Other supplier payable	33,764	41,998
Promissory notes	28,000	53,000
EPSI Computers (Pvt) Ltd	16,283	20,253
Due to Guha Takurta	13,466	14,266
Rent deposit	-	259
	$382,310	$450,958

On July 14, 2021, the Company issued promissory notes for the sum of $65,000 to Geneva Roth Remark Holdings Inc., a New York corporation. The said promissory notes bear an interest rate of 10% per annum and default interest of 22% on any unpaid capital or interest which is not paid when due on July 14, 2022.

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

As of September 30, 2022, $37,000 of promissory notes converted as common shares and the balance was paid off on October 10, 2022.

Note 11 – Short-term borrowings

Short-term borrowing was $564 and $597, respectively, as at September 30, 2022 and March 31, 2022:

Note 12 – Due to Related Parties

Due to Related Parties – Short term

From time to time, the Company receives advances from related parties such as management, directors or principal shareholders in the normal course of business. Loans and advances received from related parties are unsecured and non-interest bearing. Balances outstanding to these persons for less than 12 months are presented under current liabilities in the accompanying consolidated financial statements. As of September 30, 2022, and March 31, 2022, the Company owed directors $536,156 and $917,855, respectively.

Due to Related Parties – Long term

Balances outstanding to related parties for more than 12 months are presented under long-term liabilities in the accompanying consolidated financial statements. As of September 30, 2022, and March 31, 2022, the Company owed directors $476,778 and $1,092,075, respectively.

Note 13 – Taxes Payables

Taxes payable comprised of items listed below as at September 31, 2022 and March 31, 2022:

	September 30, 2022	March 31, 2022
PAYE	$89,437	$111,246
WHT payable	1,855	2,308
Stamp duty payable	2	2
	$91,294	$113,556

Note 14 – Accruals and Other Payables

Following is a summary of accruals and other payables as at September 30, 2022 and March 31, 2022:

	September 30, 2022	March 31, 2022
Accruals	$52,705	$70,507
Accrued interest on promissory notes	27,978	-
Other payables	17,000	17,000
Accrued interest	9,910	9,910
Audit fee payable	9,588	447
	$117,181	$97,864

Note 15 – Cost of Revenue

Following is the summary of cost of revenue for the six months ending September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Product development cost written off	$15,801	$30,584
Support services	2,754	14,481
Purchases/ hosted servers	361	5,069
Consultancy, contract basis employee cost	-	785
Other external services	72	120
	$18,988	$51,039

Note 16 – General and Administrative Expenses

Following is the summary of general and administrative expenses for the six months ending September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021

Consulting fee	$31,438	$27,452
Legal fees	9,000	12,000
Other professional services	5,771	6,290
Audit fee	5,147	5,317
Office rent	3,119	3,843
OTC market fee	3,000	1,086
Filling fee and subscription	974	196
Transfer agent fees	900	1,150
Internet charges	873	1,910
Telephone charges	768	1,830
Office maintenance	573	266
Secretarial fees	549	368
Staff welfare	487	144
Software rentals	470	467
Gratuity	467	-
Printing and stationery	424	29
Professional fees	396	411
Electricity charges	387	436
Other expenses	332	344
Computer maintenance	220	291
Stamp duty expenses	36	197
Penalties/ late payment charges	15	1,262
Vehicle allowance	-	133
Courier and postage	-	40
	$65,346	$65,462

Note 17 – Selling and Distribution Expenses

The selling and distribution expenses for the six months ending September 30, 2022 and 2021 were $131 and $187 respectively.

Note 18 - Equity

(A) Common Stock

As at September 30, 2022, the Company had 400,000,000 authorized common shares having a par value of $0.001. The common shares have been designated with the following rights:

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

During the three months ended September 30, 2022, the Company has issued Common shares of 1,898,734 for the value of $15,000.

(B) Preferred Stock

As at September 30, 2022, the Company had 10,000,000 authorized series “A” preferred shares having a par value of $0.001 per share.

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

Guarantees and security deposits provided by the company existed on the balance sheet date are as follows:

Date	Description	Amount
7/31/2014	Guarantee for SLT	$237
8/10/2015	Guarantee for LOLC	668
10/9/2018	Rent deposit for office space	4,594
10/14/2019	Security deposit for CEB	418
10/21/2019	Security deposit for CEB	167
11/18/2020	Guarantee for HDFC bank	70
2/21/2022	Lanka Clear bid bond	278
		$6,432

Note 20 – Subsequent disclosure

On October 6, 2022 the Company has issued 2,564,103 shares to Geneva Roth Remark Holdings Inc., a New York corporation as a conversion of promissory notes issued according to the agreement entered on July 14, 2021. $20,000 of promissory notes converted at the rate of $.0078 as per the agreement.

On October 10, 2022, Duo paid the total balance payable of $35,978 to Geneva Roth Remark Holdings Inc.

The Management has decided to wind up the company Duo World Inc. Canada on October 18, 2022.

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

Our MD&A is comprised of the following sections:

A.	Business Overview

B.	Critical Accounting Policies

C.	Results of operations for the three months ended September 30, 2022 and September 30, 2021

D.	Results of operations for the six months ended September 30, 2022 and September 30, 2021

E.	Financial condition as at March 31, 2022 and September 30, 2022

F.	Liquidity and capital reserves

G.	Milestones for next twelve months

A. Business overview:

Duo World, Inc. (hereinafter referred to as “Successor” or “Duo”), a reporting Company since September 26, 2016, was organized under the laws of the state of Nevada on September 19, 2014. Duo Software (Pvt.) Limited (hereinafter referred to as “DSSL” or “Predecessor”), a Sri Lanka based company, was incorporated on September 22, 2004, in the Democratic Socialist Republic of Sri Lanka, as a limited liability company. Duo Software (Pte.) Limited (hereinafter referred to as “DSS” or “Predecessor”), a Singapore based company, was incorporated on June 5, 2007 in the Republic of Singapore as a limited liability company. Dial Desk (Pte) Limited (hereinafter referred to as “DDPL” or “Predecessor”), a Singapore based company, was incorporated on September 30, 2022.

Effective December 3, 2014, DSSL and DSS executed a reverse recapitalization with Duo. On September 30, 2022 Duo acquired its 80% own subsidiary Dial Desk (Pte) Limited (hereinafter referred to as “DDPL” or “Predecessor”). Duo (“Successor”) is a holding company that conducts operations through its wholly-owned subsidiaries, DSSL, DSS and DDPL (“Predecessors”) in Sri Lanka and Singapore. The consolidated entity is referred to as the “Company.” The Company, having its development center in Colombo, Sri Lanka, specializes in the space of Customer Life Cycle Management & Contact Center solutions and Business Intelligence in the Asia Pacific Region. Driven by innovation, Duo World has served the enterprises in many ways, including efficiency, cost reduction, revenue optimization and continuous value addition to their product or service offerings. Duo World has been in the business of developing products and services for the subscription-based industry.

Further the Duo World Inc. has its wholly owned subsidiary which is Duo World Canada Inc., incorporated under the laws of Canada (Canada Business Corporations Act.) on June 08, 2020. On October 18, 2022 the Management has decided to wind up the Company.

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

DialDesk

DialDesk is a SaaS contact center software which caters the SME segment of the market with its low cost, cloud based platform. Businesses can buy their virtual number from DialDesk and set up their contact center within few minutes. With its easy to uses user interface and agility DialDesk will help businesses improve the productivity of their contact center operations.

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

C. Results of operations for the three months ended September 30, 2022 and September 30, 2021:

The Company had revenues amounting to $12,702 and $24,043, respectively, for three months ended September 30, 2022 and September 30, 2021. Following is a breakdown of revenues for both periods:

	September 30, 2022	September 30, 2021	Changes

Facetone	$10,059	$20,466	$(10,407)
Software hosting and reselling	2,643	3,577	(934)
	$12,702	$24,043	$(11,341)

Total revenue for the three months ended September 30, 2022 decreased by $11,341 when compared to September 30, 2021. Decrease in revenue is due to adverse economic conditions of our key customers due to the Pandemic and also strategic decision by the company to move out of the ‘On premise market; and move in to the ‘Cloud market’.

For the three months ended September 30, 2022 and September 30, 2021, the Company had the following concentrations of revenues with customers,

Customer	September 30, 2022	September 30, 2021

A	22.73%	37.42%
B	27.22%	21.86%
C	25.76%	22.47%
D	14.14%	11.37%
Other misc. customers	10.15%	6.88%
	100%	100%

The total cost of sales amounted to $9,386 and $22,865 for the three months ended September 30, 2022 and September 30, 2021, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	September 30, 2022	September 30, 2021	Changes
Product development cost written off	$7,664	$14,689	$(7,025)
Support services	1,505	7,001	(5,496)
Purchases/ hosted servers	181	630	(449)
Consultancy and contract basis employee cost	-	460	(460)
Other external services	36	85	(49)
	$9,386	$22,865	$(13,479)

The gross income for the three months ended September 30, 2022 and September 30, 2021 amounted to $3,316 and $1,178, respectively.

The total operating expenditure amounted to $79,871 and $76,379 for the three months ended September 30, 2022 and September 30, 2021, respectively. Operating expenditure increased by $3,492 during the three months ended September 30, 2022 when compared to the operating expenditure of the same period in 2021. The following table sets forth the Company’s operating expenditure analysis for both periods:

	September 30, 2022	September 30, 2021	Changes
General and administrative expenses	$31,994	$33,687	$(1,693)
Salaries and benefits	7,054	6,151	903
Selling and distribution expenses	24	75	(51)
Depreciation	441	271	170
Amortization of web site development	384	751	(367)
Write off product development cost	39,947	-	39,947
Allowance for bad debts	27	35,444	(35,417)
Total operating expenses	$79,871	$76,379	$3,492

Following are the main reasons for the variances in operating expenses of the Company:

General and Administrative Cost

During the three months ended September 30, 2022, general and administrative cost declined by $1,693 when compared to the same period in 2021.

Salaries and benefits

Salaries and benefits increased by $903 during the three months ended September 30, 2022, when compared to the same period in 2021.

Selling and distribution

Marketing expenses decreased during the period ended September 30, 2022, when compared to the same period in 2021.

The company has refrained from any marketing activities for its existing products as it hopes to commence the marketing activities for the newly introduced product Dial Desk.

Depreciation and Amortization expense

Depreciation and amortization expense recorded a decrease of $197 during the three months ended September 30, 2022, when compared to the three months ended September 30, 2021.

Write off product development cost

Company recorded product development cost write of $39,947 for the period ended September 30, 2022 whereas no expenses were recorded for the period ended September 30, 2021.

Allowance for bad debts

Bad debt provision of $35,444 was created in the three months period ended September 30, 2021, whereas a provision of $27 was created during the three months ended September 30, 2022.

The Company’s other income and (expense) for the three months ended September 30, 2022 and September 30, 2021 amounted to $842,434 and $(31,075), respectively. The following table sets forth the Company’s other income and (expense) analysis for both periods:

	September 30,	September 30,
	2022	2021	Changes
Interest expense	$(27,978)	$(10,358)	$(17,620)
Other income	1,342	1,455	(113)
Bank charges	(44)	(356)	312
Exchange gain / (loss)	(7)	(6,353)	6,346
Write off liabilities	1,756,440	-	1,756,440
Write off assets	(887,319)	-	(887,319)
Promissory notes discount	-	(15,463)	15,463
Total other Income /(expenses)	$842,434	$(31,075)	$873,509

Other income increased by $873,509 in the three months ended September 30, 2022, when compared to the three months ended September 30, 2021. The main reason for this increase was the write off liabilities.

The profit / (loss) before provision for income taxes for the three months ended September 30, 2022 and September 30, 2021 amounted to $765,879 and $(106,276), respectively.

The net profit / (loss) for the three months ended September 30, 2022 and September 30, 2021 amounted to $765,976 and $(106,276), respectively.

The Company’s comprehensive profit/ (loss) for the three months ended September 30, 2022 and September 30, 2021 amounted to $788,303 and $(79,848), respectively.

Comprehensive Income / (Loss):	September 30, 2022	September 30, 2021
(Loss) / gain on foreign currency translation	$22,327	$26,428
Net loss	765,976	(106,726)
Comprehensive profit / (loss)	$788,303	$(79,848)

At September 30, 2022 and September 30, 2021, the Company had 77,029,038 and 67,754,296 common shares issued and outstanding, respectively. The weighted average number of shares for the three months ended September 30, 2022 and, 2021 was 75,171,581 and 67,754,296, respectively. The earning per share for both periods was $0.01 per share and $(0.00) per share, respectively.

D. Results of operations for the six months ended September 30, 2022 and September 30, 2021:

The Company had revenues amounting to $24,955 and $54,705, respectively, for six months ended September 30, 2022 and September 30, 2021. Following is a breakdown of revenues for both periods:

	September 30, 2022	September 30, 2021	Changes

Facetone	$19,805	$47,596	$(27,791)
Software hosting and reselling	5,150	7,109	(1,959)
	$24,955	$54,705	$(29,750)

Total revenue for the six months ended September 30, 2022 decreased by $29,750 when compared to six months ended September 30, 2021. The decrease is mainly due to the adverse economic condition due to the pandemic and also the companies shift from on premise to cloud business model.

For the six months ended September 30, 2022 and September 30, 2021, the Company had the following concentrations of revenues with customers:

Customer	September 30, 2022	September 30, 2021

A	27.70%	32.14%
B	23.70%	25.98%
C	24.30%	24.83%
D	14.35%	10.13%
E	6.29%	2.86%
Other misc. customers	3.66%	4.06%
	100%	100%

The total cost of sales amounted to $18,988 and $51,039, for the six months ended September 30, 2022 and 2021, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	September 30, 2022	September 30, 2021	Change

Product development cost written off	$15,801	$30,584	$(14,783)
Support services	2,754	14,481	(11,727)
Purchases (Server space)	361	5,069	(4,708)
Consultancy, contract basis employee cost	-	785	(785)
Other external services	72	120	(48)
Total cost of sales	$18,988	$51,039	$(32,051)

Cost of sales decreased by 63% during the six months ended September 30, 2022 when compared to the six months ended September 30, 2021. Decrease in product development cost written off and support services were the main contributor to the decrease in cost of sales.

The gross income for the six months ended September 30, 2022 and 2021 amounted to $5,967 and $3,666, respectively.

The total operating expenditures amounted to $120,238 and $132,687, for the six months ended September 30, 2022 and 2021, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	September 30, 2022	September 30, 2021	Change

General and administrative	$65,346	$65.462	$(116)
Salaries and benefits	13,301	13,492	(191)
Selling and distribution	131	187	(56)
Depreciation	723	582	141
Amortization of web site development	763	1,494	(731)
Write off product development cost	39,947	-	39,947
Allowance for bad debts	27	51,470	(51,443)
Total operating expenses	$120,238	$132,687	$(12,449)

Following are the main reasons for the variances in operating expenses of the Company:

General and Administrative Cost

The general and administrative expenditure decreased by $116 in the six months ended September 30, 2022 when compared with the six months ended September 30, 2021.

Salaries and benefits

Salaries and benefits decreased by $191 during the six months ended September 30, 2022 when compared to the same period in 2021.

Selling and distribution

There is a decrease of $56 on account of expenditure incurred for selling and distribution activities during the six months ended September 30, 2022, when compared with the six months ended September 30, 2021.

Depreciation and amortization of web site development

Depreciation and amortization expense have decreased by $590 during the six months ended September 30, 2022, when compared to the six months ended September 30, 2021.

Write off product development cost

Company recorded product development cost write of $39,947 for the period ended September 30, 2022 whereas no expenses were recorded for the period ended September 30, 2021

Allowance for bad debts

Allowance for bad debts decreased by $51,443 during the six months ended September 30, 2022 when compared to the six months ended September 30, 2021.

The loss from operations for the six months ended September 30, 2022 and September 30, 2021 were $114,271 and 129,021, respectively.

The Company’s other income and (expenses) for the six months ended September 30, 2022 and 2021 amounted to $871,363 and $(42,121), respectively. The following table sets forth the Company’s other income and (expenses) analysis for both periods:

	September 30,	September 30,
	2022	2021	Change

Interest expense	$(27,977)	$(19,845)	$(8,132)
Other income	53,020	2,676	50,344
Gain / (Loss) on disposals	1,939	-	1,939
Bank charges	(83)	(699)	616
Exchange (loss) / gain	(24,657)	(8,790)	(15,867)
Write off liabilities	1,756,440	-	1,756,440
Write off assets	(887,319)	-	(887,319)
Promissory notes discount	-	(15,463)	15,463
Total other income (expenses)	$871,363	$(42,121)	$913,484

Other income increased by $913,484, during the six months ended September 30, 2022, when compared with the six months ended September 30, 2021. Liabilities write off, was the main reason for the increase in other income.

The profit/ (loss) before provision for income taxes for the six months ended September 30, 2022 and 2021 amounted to $757,092 and $(171,142), respectively.

The net profit/ (loss) for the six months ended September 30, 2022 and 2021 amounted to $757,189 and ($171,142), respectively.

The Company’s comprehensive profit/ (loss) for the six months ended September 30, 2022 and 2021 amounted to $1,095,265 and $(151,801), respectively.

Comprehensive Loss:	September 30, 2022	September 30, 2021
Unrealized foreign currency translation (loss)\ gain	$338,076	$19,342
Net profit / (loss)	757,189	(171,142)
Comprehensive profit / (loss)	$1,095,265	$(151,801)

At September 30, 2022 and March 31, 2022, the Company had 77,029,038 and 74,109,896 common shares issued and outstanding, respectively. The weighted average number of shares for the six months ended September 30, 2022 and September 30, 2021 was 74,928,015 and 67,754,296, respectively. The earning per share for both periods was $0.01 per share and $(0.00) per share, respectively.

E. Financial condition as at September 30, 2022 and March 31, 2022:

Assets:

The Company reported total assets of $463,382 and $361,133 as at September 30, 2022 and March 31, 2022, respectively. 50% of these total assets include intangible assets and 14% of total assets are comprised of prepaid expenses and other current assets of the Company. Our property and equipment include office equipment, computer equipment (Data Processing Equipment), furniture and fittings, web site developments and improvement to leasehold assets having a total net book value of $5,389 and $4,087 as at September 30, 2022 and March 31, 2022, respectively. Furthermore, our current assets as at March 31, 2022 totaled $105,607 and as at September 30, 2022, our current assets were $121,907. These current assets amounted to $121,907, comprised of cash of $12,962, fixed deposit $25,059, accounts receivable of $13,164, prepaid and other current assets of $63,154, Related party receivables 6,974 and accrued revenue of $594.

Liabilities:

The Company had total liabilities of $2,091,279 and $3,220,593 as at September 30, 2022 and March 31, 2022, respectively. Long term liabilities include balances owed to related parties which are outstanding for more than 12 months. Our current liabilities at March 31, 2022 totaled $2,110,920. We have seen a decrease of 24% in current liabilities amounting to $509,596, making total current liabilities of $1,601,324 as at September 30, 2022. These mainly include short term third party debt, payroll liabilities, payable to related parties, deferred revenue, taxes payable, accrued liabilities and our day to day operational creditors.

Stockholder’s Deficit:

At March 31, 2022, the Company had stockholders’ deficit of $2,859,460. At September 30, 2022, the Company had stockholders’ deficit of $1,627,897 which represents a decrease of 43%.

The Company had 77,029,038 and 74,109,896 shares issued and outstanding at September 30, 2022 and March 31, 2021, respectively.

F. Liquidity and capital reserves:

The Company had profit/ (loss) from operations of $(76,555) and $(75,201) for the three months ended September 30, 2022 and 2021, respectively; a total other income (expense) amounting to $842,434 and $(31,075) for the three months ended September 30, 2022 and 2021, respectively; and a net profit/(loss) of $765,976 and $(106,276) for the three months ended September 30, 2022 and 2021, respectively.

In summary, our cash flows for the six months ended September 30, 2022 and September 30, 2021 were as follows:

	September 30, 2022	September 30, 2021
Net cash provided by operating activities	$(603,324)	$(40,947)
Net cash used in investing activities	(78,686)	-
Net cash provided by financing activities	25,000	12,883

Since inception, we have financed our operations primarily through internally generated funds and the use of our lines of credit with several financial institutions. We had $12,962 in cash; net cash provided by operations of $(603,324), for the six months ended September 30, 2022; working capital deficit of $1,479,418; and stockholders’ deficit of $1,627,897 as of September 30, 2022.

G. Milestones for next twelve months (2022-2023):

Our specific plan of operations and milestones through September 2023 are as follows:

1)	New Cloud Product

The company is now ready to capitalize on the opportunities that have risen post-Covid for ‘communication and collaboration software products. The new cloud product DialDesk had its soft launch on October 5, 2022 and currently the company is building brand awareness. The product is initially being marketed online to the south east Asian market, as a test market.

DialDesk will be marketed to other markets thereafter. This will enable us to reach new geographical locations where we do not have physical presence or partnerships.

2)	Geographical Expansion

We hope to commence operations in other regions with the launch of the new Cloud products.

3)	Knowledge Capital, Learning and Innovation.

Our greatest strength is our human capital. We have the ability to continue to innovate and set trends within the industries in which we operate, due to our ability to innovate and create value in our products.

Our management intends to:

●	Continue to empower and create value for our human capital;

●	Encourage disruptive technologies;

●	Provide greater opportunities for knowledge sharing; and

●	Sponsor and motivate learning and adoption of new technologies.

4)	Financial Performance

We intend to provide value for all our shareholders by:

●	Raising capital and marketing the Cloud version of our products.

●	Increase revenue with the launch of new product, efficiently manage operations and break-even.

●	Increasing free cash flow and efficiently managing the use of funds;

●	Capitalizing on the opportunities presented by the pandemic, for SaaS products that help organizations operate remotely.

●	Providing robust and steady capital appreciation.

5)	Corporate Social Responsibility

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2022, the Company issued 4,462,837 shares of common stock to a lender to convert debt into common stock. The lender has been paid in full and no longer has any convertible debt.

The above securities were issued by the Company in reliance on the exemption from registration provided by Section 4.(a)(2) and Regulation S of the Securities Act of 1933, as amended..

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

DUO WORLD, INC.

Date: November 16, 2022	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2022	/s/ Suzannah Jennifer Samuel Perera
Suzannah Jennifer Samuel Perera
Chief Financial Officer
(Principal Accounting and Financial Officer)

