Form 10-Q
period 2022-12-31
DUO WORLD INC
filed 2023-02-17
CIK 1635136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 13, 2023, there were 84,804,409 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Duo World, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2022

(Unaudited)

CONTENTS

Page(s)

Consolidated Balance Sheets - December 31, 2022 (unaudited) and March 31, 2022	F-3

Consolidated Statements of Operations and Comprehensive Income / (Loss) for the three and nine months ended December 31, 2022 and December 31, 2021 (unaudited)	F-4

Consolidated Statements of Cash Flows for December 31, 2022 and December 31, 2021 (unaudited)	F-5

Consolidated Statement of Changes in Shareholders’ Deficit for the December 31, 2022 (unaudited) and March 31, 2022	F-6

Notes to the Consolidated Financial Statements (unaudited)	F-7 – F-21

Duo World, Inc. and Subsidiaries

Consolidated Balance Sheets

	Dec 31, 2022	March 31, 2022
	(Un-audited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$6,126	$23,613
Fixed deposits	18,035	-
Accounts receivable - trade	4,438	2,149
Prepaid expenses and other current assets	67,114	79,032
Accrued revenue	603	813
Related party receivables	7,437	-
Total Current Assets	103,753	105,607

Non Current Assets
Property and equipment, net of accumulated depreciation of $122,290 and $154,463 respectively	10,312	4,087
Intangible assets, net	241,115	251,439
Goodwill	104,420	-
Total Non Current Assets	355,847	255,526

Total Assets	$459,600	$361,133

LIABILITIES and SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$385,129	$450,958
Payroll, employee benefits, severance	272,819	343,117
Short term borrowings	601	597
Due to related parties	550,069	917,855
Payable for acquisition	185,762	185,762
Taxes payable	90,284	113,556
Accruals and other payables	96,134	97,864
Deferred revenue	8,207	1,211
Total Current liabilities	1,589,005	2,110,920

Long Term Liabilities
Due to related parties	475,218	1,092,075
Employee benefit obligation	11,920	17,598
Long term loan	-	-
Total Long Term liabilities	487,138	1,109,673

Total liabilities	$2,076,143	$3,220,593

Commitments and contingencies (Note 19)

Shareholders’ Deficit
Ordinary shares: $0.001 par value per share; 400,000,000 shares authorized; 84,804,409 and 74,109,896 shares issued and outstanding, respectively	$84,804	$74,110
Convertible series “A” preferred shares: $0.001 par value per share; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Additional paid in capital	12,262,052	12,190,746
Accumulated deficit	(15,668,667)	(16,375,232)
Accumulated other comprehensive income	1,593,860	1,245,916
Non controlling interest	106,408	-
Total shareholders’ deficit	(1,616,543)	(2,859,460)

Total Liabilities and Shareholders´ Deficit	$459,600	$361,133

The accompanying notes are an integral part of these consolidated financial statements

Duo World, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended,		For the nine months ended,
	Dec 31, 2022	Dec 31, 2021	Dec 31, 2022	Dec 31, 2021

Revenue	$12,874	$20,146	$37,830	$74,852
Cost of revenue (exclusive of depreciation presented below)	(4,891)	(19,386)	(23,879)	(70,424)
Gross Income	7,983	760	13,951	4,428

Operating Expenses
General and administrative	48,467	32,891	113,813	98,352
Salaries and casual wages	7,821	6,438	21,121	19,930
Selling and distribution	8,106	52	8,237	240
Depreciation	456	265	1,179	847
Amortization of web site development	697	736	1,461	2,230
Write off product development cost	-	-	39,947	-
Allowance for bad debts	11	-	38	51,470
Total operating expenses	65,558	40,382	185,796	173,069
Loss from operations	$(57,575)	$(39,622)	$(171,845)	$(168,641)

Other income (expenses):
Interest expense	$-	$(5,890)	$(27,977)	$(25,735)
Other income	2,125	2,616	55,145	5,293
Gain / (Loss) on disposals	-	-	1,939	-
Bank charges	(41)	(250)	(125)	(949)
Exchange (loss) / gain	(23)	3,503	(24,680)	(5,288)
Write off liabilities	-	-	1,756,440	-
Write off assets	-	-	(887,319)	-
Promissory notes discount	-	(18,475)	-	(33,939)

Total other income (expenses)	2,061	(18,496)	873,423	(60,618)

Profit/loss before provision for income taxes:	$(55,514)	$(58,118)	$701,578	$(229,259)

Tax Expense :
Provision for income taxes	-	-	-	-
Foreign taxes – withheld	-	-	-	-
Profit/(loss)	$(55,514)	$(58,118)	$701,578	$(229,259)

Profit/ (loss) attributable to non controlling interest	(4,890)	-	(4,987)	-

Net Profit/(loss)	$(50,624)	$(58,118)	$706,565	$(229,259)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)	$0.01	$(0.00)

Basic and Diluted Weighted Average Number
of Shares Outstanding	133,900,810	117,754,296	127,929,823	117,754,296

Comprehensive Income (Loss):
Unrealized foreign currency translation (loss) gain	$9,868	$(7,938)	$347,945	$11,404
Profit/(loss)	(50,624)	(58,118)	706,565	(229,259)
Comprehensive loss	$(40,756)	$(66,056)	$1,054,510	$(217,855)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Period ended,
	Dec 31, 2022	Dec 31, 2021
Operating activities:
Profit/(loss) before provision for income taxes	$706,565	$(229,259)

Adjustments to reconcile loss before provision for income taxes to cash provided by operating activities:
Depreciation and amortization	2,640	3,077
Bad debts	38	51,470
Amortization of product Development cost	19,421	44,978
Product development cost written off	39,947	-

Changes in assets and liabilities:
Fixed deposits	(18,035)	-
Accounts receivable - trade	(2,326)	14,313
Prepayments	12,129	(91,088)
Related party receivables	(7,437)	-
Accounts Payable	(65,829)	65,758
Payroll, employee benefits, severance	(70,298)	(18,142)
Short term overdraft	4	(430,547)
Due to related parties	(984,644)	66,488
Taxes payable	(23,272)	(738)
Retirement Benefit	(5,679)	(4,832)
Accruals and other payables	5,265	3,027
Net cash provided by operating activities	$(391,511)	$(525,495)

Investing activities:
Acquisition of property and equipment	(9,750)	-
Intangible assets	(200,000)	-
Development cost transferred	114,436	-
Goodwill	(104,420)	-
Non controlling interest	106,408	-

Net cash used in investing activities	$(93,326)	$-

Financing activities:
Proceeds from issuance of common Stock	10,695	-
Long term loan	-	(13,916)
Promissory notes discount	-	(2,812)
Additional paid in capital	71,305	36,750
Share application	-	507,016
Net cash provided by financing activities	$82,000	$527,038

Effect of exchange rate changes on cash	385,350	14,248
Net decrease in cash	$(17,487)	$15,791
Cash, beginning of period	23,613	21,571

Cash, end of period	$6,126	$37,362

Supplemental disclosure of cash flow information:
Cash paid for interest	$27,977	$25,735

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common shares issued for services	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Duo World, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Deficit

	Common Share Capital		Preferred Share Capital		Additional Paid-in	Accumulated	Other Comprehensive	Non Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Deficit

March 31, 2022	74,109,896	74,110	5,000,000	5,000	12,190,746	(16,375,232)	1,245,916		(2,859,460)

Stock issued	1,020,408	1,020	-	-	8,980	-	-	-	10,000

Net loss	-	-	-	-	-	(8,787)	-	-	(8,787)

Other comprehensive income	-	-	-	-	-	-	315,749	-	315,749

June 30, 2022	75,130,304	75,130	5,000,000	5,000	12,199,726	(16,384,019)	1,561,665	-	(2,542,498)

Stock issued	1,898,734	1,899	-	-	13,101	-	-	-	15,000

Net profit	-	-	-	-	-	765,976	-	-	765,976

Other comprehensive income	-	-	-	-	-	-	22,327	-	22,327

Non controlling interest	-	-	-	-	-	-	-	111,298	111,298

September 30, 2022	77,029,038	77,029	5,000,000	5,000	12,212,827	(15,618,043)	1,583,992	111,298	(1,627,897)

Stock issued	7,775,371	7,775	-	-	49,225	-	-	-	57,000

Net profit	-	-	-	-	-	(50,624)	-	-	(50,624)

Other comprehensive income	-	-	-	-	-	-	9,868	-	9,868

Non controlling interest	-	-	-	-	-	-	-	(4,890)	(4,890)

December 31, 2022	84,804,409	84,804	5,000,000	5,000	12,262,052	(15,668,667)	1,593,860	106,408	(1,616,543)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $706,565 and $229,259 for the nine months ended December 31, 2022 and 2021, respectively; net cash provided by operations of $(391,511) and $(525,495) for the nine months ended December 31, 2022 and 2021, respectively; working capital deficit of $1,485,253 and $2,005,313 as of December 31, 2022 and March 31, 2022, respectively; outstanding statutory dues towards employee provident fund and employee trust fund of $194,835 and $243,442, as of December 31, 2022 and March 31, 2022, respectively; and a stockholders´ deficit of $1,616,543 and $2,859,460 as of December 31, 2022 and March 31, 2022, respectively.

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

Note 3 - Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated Financial Statements include the accounts and transactions of DSSL, DSS and DDPL (Predecessors) and Duo (Successor). Duo World Inc. is the parent company of its 100% subsidiaries Duo Software (Pvt.) Limited (DSSL), Duo Software Pte. Limited (DSS) and 80% owned subsidiary of Dial Desk Pte Limited. The 80% of control was created 55% directly under the share purchase agreement signed on September 30, 2022 and 25% through Muhunthan Canagasooryam Director and shareholder of Duo. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2022 and March 31, 2022, there were no cash equivalents.

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

The following five steps are followed in recognizing revenue from contracts:

●	Identify the Contract(s) with the customer;

●	Identify the performance obligation of the contract;

●	Determine the transaction price;

●	Allocate the transaction price to the performance obligations in the contract and;

●	Recognize revenue when or as the company satisfies a performance obligation

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

For the nine months ended December 31, 2022 and 2021, the Company received only cash as consideration for sale of licenses and related services rendered.

For the nine months ended December 31, 2022 and 2021, the Company had following concentrations of revenues with customers:

Customer	December 31, 2022	December 31, 2021

A	27.18%	31.51%
B	23.07%	27.83%
C	24.53%	22.42%
D	13.90%	11.38%
E	4.15%	3.23%
Other misc. customers	7.17%	3.63%
	100.00%	100.00%

For the nine months ended December 31, 2022 and 2021, the company had following sales by products:

Product	December 31, 2022	December 31, 2021

FaceTone	$31,001	$63,920
Software hosting and reselling	6,829	10,932
	$37,830	$74,852

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

Refer Note - 6 for “Accounts receivables and Provision for doubtful debts”

Segment Information

The Company has determined that its Chief Executive Officer is its Chief Operating Decision Maker. The Company’s executive reviews financial information presented on a consolidated basis for the purposes of assessing the performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single reportable segment.

Deferred Revenue - Deferred revenue represents advance payments for software licenses, services, and maintenance billed in advance of the time revenue is recognized. As at December 31, 2022 and March 31, 2022, the Company recognized deferred revenue $8,207 and $1,211, respectively.

Accrued Revenue/Unbilled Accounts Receivable - Accrued revenue/Unbilled accounts receivable primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period. As at December 31, 2022 and March 31, 2022, unbilled /accrued revenues were $603 and $813, respectively.

The Company had no contract liabilities and assets recognized for cost to fulfill a requirement of a customer as at December 31, 2022.

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

During the nine months ended December 31, 2022, product development cost of $ 200,000 were capitalized as intangible assets and no product research and development cost was capitalized in the same period 2021.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising cost of $ 8,030 was expensed in the nine months ended December 31, 2022 and no expenses were incurred during the nine months ended December 31, 2021.

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

Comprehensive Income

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from April 1, 2015 through December 31, 2022, includes only foreign currency conversion gains (losses), and is presented in the Company’s consolidated statements of comprehensive income.

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the periods ending on December 31, 2022 and March 31, 2022 were as follows:

Foreign Currency Translation gains (losses)
Balance, March 31, 2022	$1,245,916
Translation rate gain (loss)	315,749
Balance, June 30, 2022	$1,561,665
Translation rate gain (loss)	22,327
Balance, September 30, 2022	$1,583,992
Translation rate gain (loss)	9,868
Balance, December 31, 2022	$1,593,860

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

Note 5 – Acquisition of Dial Desk (Pte) Limited

Duo (Successor) acquired DDPL (Predecessors) on September 30, 2022, and the Company owns 80% of control over DDPL, 55% directly under the share purchase agreement signed on September 30, 2022 and 25% through Muhunthan Canagasooryam, Director and shareholder of Duo.

Note 6 – Accounts Receivable

Following is a summary of accounts receivable as at December 31, 2022 and March 31, 2022:

	December 31, 2022	March 31, 2022
Accounts receivable – Trade	$30,972	$117,200
Less: Provision for doubtful debts	(26,534)	(115,051)
	$4,438	$2,149

As at December 31, 2022 and March 31, 2022, the Company had following concentrations of accounts receivables with customers:

Customer	December 31, 2022	March 31, 2022
A	27.01%	43.38%
B	16.31%	33.74%
C	0.00%	22.88%
D	30.01%	0.00%
E	26.67%	0.00%
	100.00%	100.00%

Note 7 – Prepaid Expenses and Other Current Assets

Following is a summary of prepaid expenses and other current assets as at December 31, 2022 and March 31, 2022:

	December 31, 2022	March 31, 2022
Dial Desk (Pvt) Ltd- Sri Lanka	$50,440	$31,428
Security deposits	8,502	10,390
Prepayments	4,031	872
David E. Wise IOLTA account	2,535	30,398
Staff loan and advances	555	-
Supplier advance	-	5,480
Other receivables	1,050	464
	$67,114	$79,032

Note 8– Property and Equipment

Following table illustrates net book value of property and equipment as at December 31, 2022 and March 31, 2022:

	December 31, 2022	March 31, 2022
Office equipment	$876	$1,093
Furniture & fittings	58,767	73,351
Computer equipment (data processing equipment)	49,783	56,711
Improvements to lease hold assets	4,640	11,297
Website development	18,537	16,098
	132,602	158,550
Accumulated depreciation and amortization	(122,290)	(154,463)
Net fixed assets	$10,312	$4,087

Depreciation and amortization expense for the nine months ended December 31, 2022 and 2021 was $2,640 and $3,077, respectively.

Note 9– Intangible assets

Intangible assets comprise of capitalization of certain costs pertaining to products development which meets the criteria as set forth above under Note 3. Following table illustrates the movement in intangible assets as at December 31, 2022 and March 31, 2022:

	December 31, 2022	March 31, 2022
Opening balance	$251,439	$428,070
Add: Costs capitalized during the year	200,000	-
Less: Amortization	(19,422)	(57,862)
Less: Amount written-off	(39,947)	-
Less: Cost transferred during the period	(114,436)	-
Translational gain/ (loss)	(36,520)	(118,769)
Net Intangible Assets	$241,115	$251,439

Note 10 – Accounts Payable

Following is a summary of accounts payable as at December 31, 2022 and March 31, 2022:

	December 31, 2022	March 31, 2022
Accounts payable- employees	$220,503	$203,261
Supplier payable	64,719	73,393
Canagey Capital (Pvt) Ltd	35,674	44,528
Other supplier payable	33,647	41,998
EPSI Computers (Pvt) Ltd	16,226	20,253
Due to Guha Takurta	14,359	14,266
Promissory notes	-	53,000
Rent deposit	-	259
	$385,129	$450,958

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

For the three months ended December 31, 2022, $20,000 of promissory notes were converted to common shares and $8,000 of promissory notes were fully paid off in cash.

Note 11 – Short-term borrowings

Short-term borrowing was $601 and $597, respectively as at December 31, 2022 and March 31, 2022:

Note 12 – Due to Related Parties

Due to Related Parties – Short term

From time to time, the Company receives advances from related parties such as management, directors or principal shareholders in the normal course of business. Loans and advances received from related parties are unsecured and non-interest bearing. Balances outstanding to these persons for less than 12 months are presented under current liabilities in the accompanying consolidated financial statements. As of December 31, 2022 and March 31, 2022, the Company owed directors $550,069 and $917,855, respectively.

Due to Related Parties – Long term

Balances outstanding to related parties for more than 12 months are presented under long-term liabilities in the accompanying consolidated financial statements. As of December 31, 2022, and March 31, 2022, the Company owed directors $475,218 and $1,092,075, respectively.

Note 13 – Taxes Payables

Taxes payable comprised of items listed below as at December 31, 2022 and March 31, 2022:

	December 31, 2022	March 31, 2022
PAYE	$88,433	$111,246
WHT payable	1,849	2,308
Stamp duty payable	2	2
	$90,284	$113,556

Note 14 – Accruals and Other Payables

Following is a summary of accruals and other payables as at December 31, 2022 and March 31, 2022:

	December 31, 2022	March 31, 2022
Accruals	$57,945	$70,507
Accrued interest	9,910	9,910
Audit fee payable	11,279	447
Other payables	17,000	17,000
	$96,134	$97,864

Note 15 – Cost of Revenue

Following is the summary of cost of revenue for the nine months ending December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Product development cost written off	$19,421	$44,978
Support services	3,810	19,191
Purchases	540	5,278
Consultancy, contract basis employee cost	-	822
Other external services	108	155
	$23,879	$70,424

Note 16 – General and Administrative Expenses

Following is the summary of general and administrative expenses for the nine months ending December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

Consulting fee	$46,954	$42,887
Other professional services	20,355	9,620
Legal fee	17,801	16,500
Audit fee	7,747	7,904
Office rent	4,739	5,660
OTC Market fees	3,000	1,086
Internet charges	1,407	2,635
Transfer agent fees	1,400	1,150
Filling fee and subscription	1,360	1,483
Office maintenance	1,304	802
Staff welfare	1,178	700
Telephone charges	1,131	2,301
Secretarial fees	1,127	534
Software rentals	717	701
Electricity charges	634	651
Professional fees	597	615
Investor relations	526	-
Gratuity	467	-
Printing and stationery	442	28
Computer maintenance	325	928
Stamp duty expenses	55	215
Courier and postage	32	42
Penalties / late payment charges	15	1,262
Vehicle allowance	-	133
Other expenses	500	515
	$113,813	$98,352

Note 17 – Selling and Distribution Expenses

Following is the summery of selling and distribution expenses for the nine months ending December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Advertising expenses	$8,030	-
Vehicle running expense	207	240
	$8,237	$240

Note 18 - Equity

(A)	Common Stock

As at December 31, 2022, the Company had 400,000,000 authorized common shares having a par value of $0.001. The common shares have been designated with the following rights:

●	Voting rights: Common shareholders can attend at annual general meeting to cast vote or use a proxy.

 .

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

During the three months ended December 31, 2022, the Company has issued Common shares of 7,775,371 for the value of $57,000. The $57,000 consists of $20,000 of promissory notes which is converted to common shares and $37,000 of fresh common share issuances. These shares were issued in reliance on Regulation S under the Securities Act of 1933, as amended.

(B)	Preferred Stock

As at December 31, 2022, the Company had 10,000,000 authorized series “A” preferred shares having a par value of $0.001 per share.

The preferred shares have been designated with the following conversion rights:

●	One preferred share will convert into ten (10) common shares no earlier than 24 months and 1 day after the issuance.

Note 19 - Commitments and Contingencies

The Company consults with legal counsel on matters related to litigation and other experts both within and outside the Company with respect to matters in the ordinary course of business. The Company does not have any contingent liabilities in respect of legal claims arising in the ordinary course of business.

Guarantees and security deposits provided by the company existed on the balance sheet date are as follows:

Date	Description	Amount
7/31/2014	Guarantee for SLT	$236
8/10/2015	Guarantee for LOLC	666
10/9/2018	Rent deposit for office space	4,578
10/14/2019	Security deposit for CEB	416
10/21/2019	Security deposit for CEB	166
11/18/2020	Guarantee for HDFC bank	69
		$6,131

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

Our MD&A is comprised of the following sections:

A.	Business Overview

B.	Critical Accounting Policies

C.	Results of operations for the three months ended December 31, 2022 and December 31, 2021

D.	Results of operations for the nine months ended December 31, 2022 and December 31, 2021

E.	Financial condition as at March 31, 2022 and December 31, 2022

F.	Liquidity and capital reserves

G.	Milestones for next twelve months

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

C. Results of operations for the three months ended December 31, 2022 and December 31, 2021:

The Company had revenues amounting to $12,874 and $20,146, respectively, for three months ended December 31, 2022 and December 31, 2021. Following is a breakdown of revenues for both periods:

Product	December 31, 2022	December 31, 2021	Change

Facetone	$11,196	$16,323	$(5,127)
Software hosting and reselling	1,678	3,823	(2,145)
	$12,874	$20,146	$(7,272)

Total revenue for the three months ended December 31, 2022 decreased when compared to December 31, 2021.

Decrease in revenue is due to adverse economic conditions of our key customers due to the Pandemic and also strategic decision by the company to move out of the ‘On premise market; and move in to the ‘Cloud market’.

For the three months ended December 31, 2022 and December 31, 2021, the Company had the following concentrations of revenues with customers:

Customer	December 31, 2022	December 31, 2021

A	21.86%	32.84%
B	26.17%	29.78%
C	24.96%	15.85%
D	13.04%	14.77%
E	9.78%	0.96%
Other misc. customers	4.19%	5.80%
	100.00%	100.00%

The total cost of sales amounted to $4,891 and $19,386 for the three months ended December 31, 2022 and December 31, 2021, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	December 31, 2022	December 31, 2021	Change

Product development cost written off	$3,620	$14,395	$(10,775)
Support services	1,056	4,710	(3,654)
Purchases- hosted servers	179	209	(30)
Consultancy, contract basis employee cost	-	37	(37)
Other external services	36	35	1
Total cost of sales	$4,891	$19,386	$(14,495)

The gross income for the three months ended December 31, 2022 and December 31, 2021 amounted to $7,983 and $760, respectively, recording an increase of $7,223.

The total operating expenditure amounted to $65,558 and $40,382 for the three months ended December 31, 2022 and December 31, 2021, respectively. Operating expenditure increased by 62% during the three months ended December 31, 2022 when compared to the operating expenditure of the same period in 2021. The following table sets forth the Company’s operating expenditure analysis for both periods:

	December 31, 2022	December 31, 2021	Change
General and administrative	$48,467	$32,891	$15,576
Salaries and casual wages	7,821	6,438	1,383
Selling and distribution	8,106	52	8,054
Depreciation	456	265	191
Amortization of web site development	697	736	(39)
Allowance for bad debts	11	-	11
	$65,558	$40,382	$25,176

Following are the main reasons for the variances in operating expenses of the Company:

General and Administrative Cost

During the three months ended December 31, 2022, general and administrative cost increased by 47% when compared to the same period in 2021. Setting up and incorporation expenses related to Dial Desk Pte Ltd were the main contributor for the increase in general and administrative expenses.

Salaries and benefits

Salaries and benefits increased by 21% during the three months ended December 31, 2022 when compared to the same period in 2021. Increase in permanent staff and increase in salaries were the main reasons for the increase.

Selling and distribution

Selling and distribution expenses increased by $8,054 during the period ended December 31, 2022 when compared to the same period in 2021. Increase in market research and branding expense were the main contributors

Depreciation and Amortization expense

Depreciation and amortization expense recorded an increase of $152 during the three months ended December 31, 2022, when compared to the three months ended December 31, 2021.

Allowance for bad debts

Bad debt provision was not recorded during the three months ended December 31, 2021, and the bad debts provision of $11 was recorded in the same period in 2022.

The Company’s other income and (expense) for the three months ended December 31, 2022 and December 31, 2021 amounted to $2,061 and $(18,496), respectively. The following table sets forth the Company’s other income and (expense) analysis for both periods:

	December 31, 2022	December 31, 2021	Changes
Interest expense	$-	$(5,890)	$5,890
Other income	2,125	2,616	(491)
Bank charges	(41)	(250)	209
Exchange gain / (loss)	(23)	3,503	(3,526)
Promissory notes discount	-	(18,475)	18,475
Total other expenses	$2,061	$(18,496)	$20,557

Other expenditures decreased by $20,557 in the three months ended December 31, 2022, when compared to the three months ended December 31, 2021.

The loss before provision for income taxes for the three months ended December 31, 2022 and December 31, 2021 amounted to $55,514 and $58,118, respectively.

The net loss for the three months ended December 31, 2022 and December 31, 2021 amounted to $50,624 and $58,118, respectively.

The Company’s comprehensive loss for the three months ended December 31, 2022 and December 31, 2021 amounted to $40,756 and $66,056, respectively.

Comprehensive Income / (Loss):	December 31, 2022	December 31, 2021
(Loss) / gain on foreign currency translation	$9,868	$(7,938)
Net loss	(50,624)	(58,118)
Comprehensive loss	$(40,756)	$(66,056)

At December 31, 2022 and March 31, 2022, the Company had 84,804,409 and 71,109,896 common shares issued and outstanding, respectively. The weighted average number of shares for the three months ended December 31, 2022 and, 2021 was 83,900,810 and 67,754,296 respectively. The loss per share for both periods was $(0.00) per share and $(0.00) per share, respectively.

D. Results of operations for the nine months ended December 31, 2022 and December 31, 2021:

The Company had revenues amounting to $37,830 and $74,852, respectively, for nine months ended December 31, 2022 and December 31, 2021. Following is a breakdown of revenues for both periods:

Product	December 31, 2022	December 31, 2021	Change

Facetone	$31,001	$63,920	$(32,919)
Software hosting and reselling	6,829	10,932	(4,103)
	$37,830	$74,852	$(37,022)

Total revenue for the nine months ended December 31, 2022 decreased by $37,022 when compared to nine months ended December 31, 2021. The decrease is mainly due to the adverse economic condition due to the pandemic and also the companies shift from on premise to cloud business model.

For the nine months ended December 31, 2022 and December 31, 2021, the Company had the following concentrations of revenues with customers:

Customer	December 31, 2022	December 31, 2021

A	27.18%	31.51%
B	23.07%	27.83%
C	24.53%	22.42%
D	13.90%	11.38%
E	4.15%	3.23%
Other misc. customers	7.17%	3.63%
	100%	100%

The total cost of sales amounted to $23,879 and $70,424, for the nine months ended December 31, 2022 and 2021, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	December 31, 2022	December 31, 2021	Change
Product development cost written off	$19,421	$44,978	$(25,557)
Support services	3,810	19,191	(15,381)
Purchases	540	5,278	(4,738)
Consultancy, contract basis employee cost	-	822	(822)
Other external services	108	155	(47)
	$23,879	$70,424	$(46,545)

Cost of sales decreased by 66% during the nine months ended December 31, 2022 when compared to the nine months ended December 31, 2021, as a result of the company being leanly managed.

The gross income for the nine months ended December 31, 2022 and 2021 amounted to $13,951 and $4,428, respectively.

The total operating expenditures amounted to $185,796 and $173,069, for the nine months ended December 31, 2022 and 2021, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods;

	December 31, 2022	December 31, 2021	Change
General and administrative	$113,813	$98,352	$15,461
Salaries and casual wages	21,121	19,930	1,191
Selling and distribution	8,237	240	7,997
Depreciation	1,179	847	332
Amortization of web site development	1,461	2,230	(769)
Write off product development cost	39,947	-	39,947
Allowance for bad debts	38	51,470	(51,432)
	$185,796	$173,069	$12,727

Following are the main reasons for the variances in operating expenses of the Company:

General and Administrative Cost

The general and administrative expenditure increased by 16% in the nine months ended December 31, 2022 when compared with nine months ended December 31, 2021. The main reason for the increase is increase in other professional expenses related to setting up of Dial Desk Pte Ltd.

Salaries and benefits

Salaries and benefits increased by 6% during the nine months ended December 31, 2022 when compared to the same period in 2021. The increase in permanent employees and salaries were the main reason for the increase in salaries and benefits.

Selling and distribution

There is an increase of $7,997 in selling and distribution activities during the nine months ended December 31, 2022, when compared with the nine months ended December 31, 2021. Company incurred market research and banding expenditure, which resulted in the increase.

Depreciation and amortization of web site development

Depreciation and amortization expense have decreased by $437 during the nine months ended December 31, 2022, when compared to the nine months ended December 31, 2021.

Allowance for bad debts

Allowance for bad debts decreased by $51,432 during the nine months ended December 31, 2022 when compared to the nine months ended December 31, 2021.

The loss from operations for the nine months ended December 31, 2022 and 2021 amounted to $171,845 and $168,641, respectively.

The Company’s other income and (expenses) for the nine months ended December 31, 2022 and 2021 amounted to $873,423 and $(60,618), respectively. The following table sets forth the Company’s other income and (expenses) analysis for both periods:

	December 31, 2022	December 31, 2021	Changes
Interest expense	$(27,977)	$(25,735)	$(2,242)
Other income	55,145	5,293	49,852
Gain / (Loss) on disposals	1,939	-	1,939
Bank charges	(125)	(949)	824
Exchange (loss) / gain	(24,680)	(5,288)	(19,392)
Write off liabilities	1,756,440	-	1,756,440
Write off assets	(887,319)	-	(887,319)
Promissory notes discount	-	(33,939)	33,939
	$873,423	$(60,618)	$934,041

Other income increased by $934,041, during the nine months ended December 31, 2022, when compared with the nine months ended December 31, 2021.

The income (loss) before provision for income taxes for the nine months ended December 31, 2022 and 2021 amounted to $701,578 and $(229,259), respectively.

The net income (loss) for the nine months ended December 31, 2022 and 2021 amounted to $706,565 and $(229,259), respectively.

The Company’s comprehensive income (loss) for the nine months ended December 31, 2022 and 2021 amounted to $1,054,510 and $(217,855), respectively.

Comprehensive Loss:	December 31, 2022	December 31, 2021
Unrealized foreign currency translation (loss)\ gain	$347,945	$11,404
Net loss	706,565	(229,259)
Comprehensive loss	$1,054,510	$(217,855)

At December 31, 2022 and March 31, 2022, the Company had 84,804,409 and 74,109,896 common shares issued and outstanding, respectively. The weighted average number of shares for the nine months ended December 31, 2022 and December 31, 2021 was 77,929,823 and 67,754,296, respectively. The loss per share for both periods was $(0.00) per share and $(0.00) per share, respectively.

E. Financial condition as at December 31, 2022 and March 31, 2022:

Assets:

The Company reported total assets of $459,600 and $361,133 as at December 31, 2022 and March 31, 2022, respectively. 52% of these total assets include intangible assets and 15% of total assets are comprised of prepaid expenses and other current assets and 2% represents property and equipment of the Company. Our property and equipment include office equipment, computer equipment (Data Processing Equipment), furniture and fittings, web site developments and improvement to leasehold assets having a total net book value of $10,312 and $4,087 as at December 31, 2022 and March 31, 2022, respectively. Furthermore, our current assets as at March 31, 2022 totaled $255,526 and as at December 31, 2022, our current assets were $355,847. These current assets comprised of cash of $6,126, accounts receivable of $4,438, prepaid and other current assets of $67,114, accrued revenue of $603 and related party receivables of $7,437.

Liabilities:

The Company had total liabilities of $2,076,143 and $3,220,593 as at December 31, 2022 and March 31, 2022, respectively. Long term liabilities include balances owed to related parties which are outstanding for more than 12 months. Our current liabilities at March 31, 2022 totaled $2,110,920. We have seen a decrease of 25% in current liabilities amounting to $521,915, making total current liabilities of $1,589,005 as at December 31, 2022. These mainly include short-term third-party debt, payroll liabilities, payable to related parties, deferred revenue, taxes payable, accrued liabilities and our day to day operational creditors.

Stockholder’s Deficit:

At March 31, 2022, the Company had stockholders’ deficit of $2,859,460. At December 31, 2022, the Company had stockholders’ deficit of $1,616,543, which represents a decrease of 43%.

The Company had 84,804,409 and 74,109,896 shares issued and outstanding at December 31, 2022 and March 31, 2022, respectively.

F. Liquidity and capital reserves:

The Company had loss from operations of $57,575 and $39,622 for the three months ended December 31, 2022 and 2021, respectively; a total other income (expense) amounting to $2,061 and $(18,496) for the three months ended December 31, 2022 and 2021, respectively; and a net loss of $50,624 and $58,118 for the three months ended December 31, 2022 and 2021, respectively.

In summary, our cash flows for the nine months ended December 31, 2022 and December 31, 2021 were as follows:

	December 31, 2022	December 31, 2021
Net cash provided by operating activities	$(391,511)	$(525,495)
Net cash used in investing activities	(93,326)	-
Net cash provided by financing activities	82,000	527,038

Since inception, we have financed our operations primarily through internally generated funds and the use of our lines of credit with several financial institutions. We had $6,126 in cash; net cash provided by operations of $(391,511), for the nine months ended December 31, 2022; working capital deficit of $1,485,253; and stockholders’ deficit of $1,616,543 as of December 31, 2022.

G. Milestones for next twelve months (2023-2024):

Our specific plan of operations and milestones through March 2024 are as follows:

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

The company will focus on converting the trial users to paid users during the next twelve months

2)	Geographical Expansion

We hope to commence operations in other regions with the launch of the new Cloud product.

The company is also in the process of establishing regional partnerships, with well-established IT companies in the region with a view of taking the product ‘Facetone’ to those markets

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2022, the Company issued 7,775,371 shares of common stock for the value of $57,000. The $57,000 was comprised of a note for $20,000 and common stock for aggregate value of $37,000. These shares were issued in reliance on Regulation S under the Securities Act of 1933, as amended.

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

DUO WORLD, INC.

Date: February 17, 2023	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 17, 2023	/s/ Suzannah Jennifer Samuel Perera
Suzannah Jennifer Samuel Perera
Chief Financial Officer
(Principal Accounting and Financial Officer)

