Form 10-K
period 2023-03-31
DUO WORLD INC
filed 2023-07-13
CIK 1635136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (September 30, 2022) was approximately $6,654,484.

As of June 09, 2023, there were 88,375,838 shares of our common stock outstanding.

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

Duo World’s communications and collaboration platform is used by some of the largest banks, retail chains, and financial conglomerates in Sri Lanka.

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

Dial Desk (Pte) Limited a Singapore based company, was incorporated on September 22, 2022 in the Republic of Singapore as a limited liability company. Dial Desk (Pte) Limited is an 80% owned subsidiary of Duo World Inc.

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

Rather than catering our products to limited industries in a particular region or country, our new SaaS products will allow us to serve a global customer base that can be reached through our cloud presence, accessed by any user via the internet regardless of where they are located. We believe that our transformation from on premise/enterprise solutions to cloud-based, SaaS solutions has commenced exposing us to a greater number of potential customers and reduce our reliance on a few large enterprise customers.

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

During fiscal year 2023 and fiscal year 2022, we have recognized $41,697 and $78,409 in revenue, respectively, from Facetone.

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

Major Customers

The Company does business with a few major customers. Major customers are defined as those customers whose annual revenue contributions to the Company are greater or equal to 10% of the Company’s annual revenue. Net sales for the fiscal years ended March 31, 2023, 2022 and 2021 include sales to the following major customers:

Sales
	Year Ended March 31,
Customer	2023	%	2022	%	2021	%
Customer A	$13,778	27	$26,982	29	$16,435	5
Customer B	$11,647	23	$26,500	28	$22,603	6
Customer C	$12,541	25	$19,720	21	$-	-
Customer D	$7,305	14	$11,396	12	$13,114	4
Customer E	-	-			$256,549	74
Customer F	-	-			$29,667	8
Total Sales to
Customers A-F	$45,272	89	$84,598	90	$338,368	97

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

Our business strategy and success is dependent on the skills and knowledge of our management team and consultants. As of the date of this Memorandum, Muhunthan Canagasooryam is our President and Chief Executive Officer, Suzannah Jennifer Samuel Perera is our Chief Financial Officer and Riad Ameen is our Legal Director. The loss of services of Muhunthan Canagasooryam, Suzannah Jennifer Samuel Perera, Riad Ameen or any member of our management team, including Ajeewan Arumugam and Sudarshini Rajaratnam, could weaken significantly our management expertise and our ability to efficiently run our business. We do not maintain key man life insurance policies on any of our officers.

A large portion of our revenue is generated from a limited number of clients, and the loss of significant work from one or more of our clients could adversely affect our business.

Our three largest clients, LOLC, DFCC and Singer, collectively, represented 75% of our revenues for the year ended March 31, 2023 and our three largest clients, LOLC, DFCC and Singer, represented 78% of our revenues for the fiscal year ended March 31, 2022. While we typically have multiple work orders and/or contracts with our largest customers, which would not all terminate at the same time, the loss of one or more of the larger work orders or contracts with one of our largest customers could adversely affect our business, results of operations and financial condition, if the lost revenues were not replaced with profitable revenues from that client or other clients.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required, to include in our Annual Reports on Form 10-K our assessment of the effectiveness of our internal control over financial reporting as of the end of such fiscal years.

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

There are risks associated with forward-looking statements

This Annual Report contains certain forward-looking statements regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our ability to obtain and retain sufficient capital for future operations and our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” in this Annual Report, as well as in this Annual Report, generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Annual Report, generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will, in fact, occur.

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

The subsidiary in Sri Lanka is located at No. 6, Charles Terrace, Off Alfred Road, Colombo 03, Sri Lanka on a rented office property. The company occupies two floors, with 2,400 square feet on each floor (total of 4,800 square feet) at a monthly rental of U.S. $552 per month.

Our board of directors must approve any rental arrangement and ensure that it is fair to the Company.

ITEM 3.	LEGAL PROCEEDINGS.

We are not subject to any pending or threatened litigation.

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

Fiscal 2023	High	Low
First Quarter(1)	$0.019	$0.019
Second Quarter (1)	$0.013	$0.013
Third Quarter(1)	$0.019	$0.009
Fourth Quarter (1)	$0.011	$0.011

Fiscal 2022	High	Low
First Quarter(1)	$0.150	$0.103
Second Quarter(1)	$0.250	$0.200
Third Quarter(1)	$0.030	$0.030
Fourth Quarter (1)	$0.040	$0.040

(1)	This represents the closing bid information for the stock on the PINK®. The bid and ask quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.

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

HOLDERS. As of the date of this filing, there were 30 record holders of the shares of the Company’s issued and outstanding Common Stock, and one record holder of the shares of the Company’s Series A Preferred Stock.

DIVIDENDS. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

During the period ended March 31, 2023, the Company has issued Common shares of 14,265,942 for the value of $117,000. The $117,000 consists of $45,000 of promissory notes which were converted into common shares and $72,000 of fresh common share issuances to a private investor.

The above issuances of shares were made in reliance on Regulation S under the Securities Act of 1933, as amended.

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

Our MD&A is comprised of the following sections:

A. Business Overview

B. Critical Accounting Policies

C. Results of operations for the years ended March 31, 2023 and March 31, 2022

D. Financial condition as at March 31, 2023 and March 31, 2022

E. Liquidity and capital reserves

F. Milestones for next twelve months

A. Business overview

Duo World Inc. (hereinafter referred to as “Successor” or “Duo”) a private company, was organized under the laws of the state of Nevada on September 19, 2014. Duo Software (Pvt.) Limited (hereinafter referred to as “DSSL” or “Predecessor”), a Sri Lanka based company, was incorporated on September 22, 2004, in the Democratic Socialist Republic of Sri Lanka, as a limited liability company. Duo Software (Pte.) Limited (hereinafter referred to as “DSS” or “Predecessor”), a Singapore based company, was incorporated on June 5, 2007 in the Republic of Singapore as a limited liability company. DSS also includes its wholly-owned subsidiary, Duo Software India (Private) Limited (India) which was incorporated on August 30, 2007, under the laws of India and the Company is struck- off as of March 31, 2022. Dial Desk (Pte) Limited (hereinafter referred to as “DDPL” or “Predecessor”), a Singapore based company, was incorporated on September 22, 2022 in the Republic of Singapore as a limited liability company. Duo World Canada Inc, was a wholly owned subsidiary of Duo World Inc. incorporated under the laws of Canada (Canada Business Corporations Act.) on June 08, 2020. The Duo World Canada is closed as at March 31, 2023.

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

Nature of Products and Services

Licenses for on premise software licenses. The Company sells a perpetual nonexclusive license to the customer and enable customer to install and use the software and its documentation. Price per customer varies based on the selection of the products licensed, the number of site installations and the number of authorized users. The product offered on this basis is “Facetone-enterprise.”

Hosted and reseller solutions. The Company distributes its software product ‘Facetone-hosted version” with third party telecommunication companies. It is a revenue model where the Telecommunication provider hosts DUO’s software applications on its platform, and makes it available to its customers over the Internet for a monthly subscription fee. The Company charges telecommunication service providers a monthly license fee calculated according to the number of licenses sold.

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

C. Results of operations for the years ended March 31, 2023 and March 31, 2022:

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

The Company had revenues amounting to $50,564 and $94,312, respectively, for the years ended March 31, 2023 and March 31, 2022. Following is a breakdown of revenue for both years:

Product	March 31, 2023	March 31, 2022	Change

Facetone	$41,697	$78,409	$(36,712)
Software hosting and reselling	8,867	15,903	(7,036)
	$50,564	$94,312	$(43,748)

Total revenue for the fiscal year ended March 31, 2023 decreased by $43,748 when compared to fiscal year ended March 31, 2022. The decrease is mainly due to the adverse economic condition.

For the years ended March 31, 2023 and March 31, 2022, the Company had the following concentrations of revenue with customers:

Customer	March 31, 2023	March 31, 2022

A	27.25%	28.61%
B	23.03%	28.10%
C	24.80%	20.91%
D	14.45%	12.08%
Other Misc. customers	10.47%	10.30%
	100.00%	100.00%

The total cost of sales amounted to $29,451 and $84,514 for the years ended March 31, 2023 and March 31, 2022 respectively. The following table presents the Company’s cost of sales breakdown for both years:

	March 31, 2023	March 31, 2022	Change

Amortization of product development	$23,843	$57,862	$(34,019)
Developer support and implementation	4,854	20,383	(15,529)
Purchases	613	5,283	(4,670)
Consultancy, contract basis employee cost	-	794	(794)
Cost of services	141	192	(51)
	$29,451	$84,514	$(55,063)

Cost of sales decreased by $55,063 in the year ended March 31, 2023 when compared to the year ended March 31, 2022. Major component of decrease in cost of sales is due to decrease in Amortization of product development.

The gross income for the years ended March 31, 2023 and March 31, 2022 amounted to $21,113 and $9,798, respectively.

The total operating expenditure amounted to $253,772 and $279,858 for the years ended March 31, 2023 and March 31 2022, respectively. Total operating expenditure decreased for the year ended March 31, 2023 when compared to March 31, 2022. The Company recorded reductions in allowance for bad debts in 2023. The following table sets forth the Company’s operating expenditure analysis for both years:

	March 31, 2023	March 31, 2022	Change

General and administrative	$164,261	$155,178	$9,082
Salaries and casual wages	33,601	28,436	5,166
Selling and distribution	8,315	676	7,639
Depreciation	3,428	1,087	2,341
Amortization of web site development	2,133	2,836	(703)
Write off product development cost	39,803	-	39,803
Allowance for bad debts	2,231	91,645	(89,414)
Total operating expenses	$253,772	$279,858	$(26,086)

Following are the main reasons for the variances in operating expenses of the Company:

General and Administrative Cost

During the year ended March 31, 2023, general and administrative costs decreased by 6% when compared to the year ended March 31, 2022.

Salaries and benefits

Salaries and benefits increased by 18% during the year ended March 31, 2023, when compared with the same period in 2022, due to the increase in number of permanent employees.

Selling and distribution

There was an increase of $7,639 in selling and distribution activities in the year ended March 31, 2023 when compared to the same period in 2022 due to the advertising expenses incurred in Dial Desk Pte Limited.

Depreciation and amortization of web site development cost

Depreciation and amortization expense increased by $1,638 during the year ended March 31, 2023, when compared to the year ended March 31, 2022.

Allowance for bad debts

Allowance for bad debts has decreased by $89,414 in the fiscal year ended March 31, 2023, when compared to the fiscal year ended March 31, 2022 due to the recovery of the outstanding.

The loss from operations for the year ended March 31, 2023 and March 31, 2022 amounted to $232,659 and $270,060, respectively.

The Company’s other income and (expenses) for the year ended March 31, 2023 and March 31, 2022 amounted to $893,437 and ($63,445), respectively. The following table sets forth the Company’s other income and (expenses) analysis for both years:

	March 31, 2023	March 31, 2022	Change

Interest expense	$(28,614)	$(25,320)	$(3,294)
Other income	53,778	6,462	47,316
Gain / (Loss) on disposals	1,932	-	1,932
Bank charges	(369)	(1,155)	786
Exchange gain/ (loss)	(22,665)	(6,682)	(15,983)
Write off liabilities	1,776,694	-	1,776,694
Write off assets	(887,319)	-	(887,319)
Promissory notes discount	-	(36,750)	36,750
Total other income	$893,437	$(63,445)	$956,882

Other income increased by $956,882 during the year ended March 31, 2023 as compared to the other income of the year ended March 31, 2022. This increase was primarily due to the write off of the liabilities during the reporting period.

The Profit/ (loss) before provision for income taxes for the years ended March 31, 2023 and March 31, 2022 amounted to $660,778 and $(333,505), respectively.

The net Profit/ (loss) for the years ended March 31, 2023 and March 31, 2022 amounted to $667,005 and $(333,505), respectively.

The Company’s comprehensive Profit/ (loss) for the years ended March 31, 2023 and March 31, 2022 amounted to $814,629 and $363,872, respectively.

Comprehensive Income / (Loss):	March 31, 2023	March 31, 2022
Gain / (loss) on foreign currency translation	$147,624	$697,377
Net loss	667,005	(333,505)
Comprehensive loss	$814,629	$(363,872)

For the years ended March 31, 2023 and March 31, 2022, the Company had 88,375,838 and 74,109,896, common shares issued and outstanding, respectively. The weighted average number of shares for the years ended March 31, 2023 and March 31, 2022 was 79,712,989 and 68,671,144, respectively. The Profit/ (loss) per share for both years was $0.01 per share and $(0.00) per share, respectively.

D. Financial condition as at March 31, 2023 and March 31, 2022:

Assets:

The Company reported total assets of $466,859 and $361,133, as at March 31, 2023 and March 31, 2022, respectively. 52% of total assets are comprised of intangible assets, 22% of the total assets are comprised of goodwill, 16% of these total assets include prepaid expenses and other current assets and 4% of total assets include Cash and cash equivalents. Our property and equipment include office equipment, computer equipment (Data Processing Equipment), furniture and fittings, web site developments and improvement to lease- hold assets having a total net book value of $10,545 and $4,087 as at March 31, 2023 and March 31, 2022, respectively. Furthermore, our current assets at March 31, 2022 totaled $105,607 and as at March 31, 2023, these current assets amounted to $95,073 comprised of cash of $18,712, accounts receivable of $1,683, prepaid and other current assets of $73,904 and accrued revenue of $774.

Liabilities:

The Company had total liabilities of $2,289,522 and $3,220,593, as at March 31, 2023 and March 31, 2022, respectively. Long term liabilities include balances owed to related parties which are outstanding for more than 12 months. Our current liabilities at March 31, 2022 totaled $2,110,920. We have seen an 18% decrease in current liabilities amounting to $385,301 making total current liabilities of $1,725,619, as at March 31, 2023. These mainly include short term third party debt, payroll liabilities, payable to related parties, taxes payable, accrued liabilities and our day to day operational creditors.

Shareholder’s Deficit:

At March 31, 2022, the Company had shareholders´ deficit of $2,859,460. At March 31, 2023, the Company had shareholders´ deficit of $1,822,663, which represents a decrease of $1,036,797.

The Company had 88,375,838 and 74,109,896, common shares issued and outstanding at March 31, 2023 and March 31, 2022, respectively and had 5,000,000 preferred shares issued and outstanding at March 31, 2023 and March 31, 2022, respectively.

E. Liquidity and capital reserves:

The Company had loss from operations of $232,659 and $270,060 for the years ended March 31, 2023 and March 31, 2022, respectively; a total other income/ (expense) amounting to 893,437 and ($63,445) for the year ended March 31, 2023, and March 31, 2022, respectively; and a net Profit/ (loss) of $667,005 and ($333,505) for the year ended March 31, 2023 and March 31, 2022, respectively.

In summary, our cash flows for the years ended March 31, 2023 and March 31, 2022 were as follows:

	March 31, 2023	March 31, 2022
Net cash provided by / (used in) operating activities	$(207,136)	$(1,103,076)
Net cash used in investing activities	(93,932)	(762)
Net cash provided by financing activities	117,000	541,850

Since inception, we have financed our operations primarily through internally generated funds and the use of our lines of credit with financial institutions. We had $18,712 in cash; net cash provided by operations of ($207,136) for the year ended March 31, 2023; working capital deficit of $1,630,546 and shareholders´ deficit of $1,822,663 as of March 31, 2023.

F. Milestones for next twelve months (2023-2024):

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

2)	Geographical Expansion with Facetone

We have signed partnership agreements with systems integrators and resellers in Sri Lanka and are in the process of signing with a few others in the region to promote Facetone

3)	Knowledge Capital, Learning and Innovation.

Our greatest strength is our human capital. We have the ability to continue to innovate and set trends within the industries in which we operate, due to our ability to innovate and create value in our products.

Our management intends to:

●	Continue to empower and create value for our human capital;

●	Encourage disruptive technologies;

●	Provide greater opportunities for knowledge sharing; and

●	Sponsor and motivate learning and adoption of new technologies

4)	Financial Performance

We intend to provide value for all our shareholders by:

●	Increase revenue by marketing the new products and the existing products via partnerships and resellers, efficiently manage operations and break-even.

●	Increasing free cash flow and efficiently managing the use of funds;

●	Capitalizing on the opportunities presented by the pandemic, for SaaS products that help organizations operate remotely.

●	Providing capital appreciation.

5)	Corporate Social Responsibility

Our wholly-owned subsidiary, Duo Software (Pvt.) Ltd., was Asia’s first software development company to be certified Carbon Neutral in 2011.

We intend to be environmentally friendly, and continue with the carbon foot print audit and Carbon Neutral Certification in future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data may be found beginning at page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2023. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Annual Report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiency which we had assessed as a material weakness as of March 31, 2023, during our assessment of our internal control over financial reporting as follows:

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

Executive Officers

Our executive officers are elected by the board of directors and serve at the discretion of the board. The following table sets forth certain information regarding our current directors and executive officers:

Name	Age	Position	Director Since

Muhunthan Canagasooryam	48	President, Chief Architect and Director	2014

Suzannah Jennifer Samuel Perera	49	Chief Financial Officer and Director	2014

Mahmud Riad Ameen	48	Director Legal and Director	2014

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Note	Bonus ($)		Stock Awards ($)		All other stock compensation ($)	Total ($)
Muhunthan Canagasooryam	2023	$-			$-		$-	$-	$-
President, Chief	2022	$-			$-		$-	$-	$-
Architect and Director	2021	$87,109			$-		$-	$-	$87,109

Suzannah Jennifer Samuel	2023	$-			$-		$-	$-	$-
Perera	2022	$-			$-		$-	$-	$-
Chief Financial Officer and Director	2021	$38,697		$		$		$-	$38,697

Mahmud Riad Ameen	2023	$-			$-		$-	$-	$-
Legal Director and	2022	$-			$-		$-	$-	$-
Director	2021	$-			$-		$-	$-	$-

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

We have only three members on our board of directors and do not currently have a compensation committee. However, we intend to expand our board of directors in the fiscal year ending March 31, 2024 by appointing or electing additional directors who will be deemed to be independent directors. The presence of independent directors on our board of directors will allow us to form and constitute a compensation committee of our board of directors.

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

Our board of directors has not set any performance objectives or benchmarks for our fiscal year ending March 31, 2024, as it intends for those objectives and benchmarks to be determined by the compensation committee once it is constituted and then approved by the board. In the event we do not constitute a compensation committee for the current fiscal year ending March 31, 2024, our board of directors will determine any applicable performance objectives or benchmarks and determine appropriate levels of compensation. However, we anticipate that compensation benefits will include competitive salaries, bonuses (cash and equity based), health insurance and stock option plans commensurate with companies of similar size in our industry.

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

STOCK OPTION AND OTHER COMPENSATION PLANS.

The Company did not award stock options to employees and executive officers during the year ended March 31, 2023.

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

The following tables set forth the ownership of our common stock as of March 31, 2023, by (a) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; and (b) by all of our named officers and directors and by all of our named executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares and are beneficial owners of the shares indicated in the tables, except as otherwise noted by footnote.

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

Security ownership of certain beneficial owners of our Common Stock by our named executive officers and persons who own 5% or more of our Common Stock:

Name and Address of Beneficial Owner	Number of Shares (1)		Percentage of Ownership (1)

Muhunthan Canagasooryam
(President, Director and 5% or more beneficial owner)
No. 6, Charles Terrace, Off Alfred Road
Colombo 00300, Sri Lanka	85,000,000	(2)	62.00%

Jennifer Perera
(Chief Finance Officer and Director) No. 6, Charles Terrace, Off Alfred Road Colombo 00300, Sri Lanka	1,875,000		3.00%

Mahmud Riad Ameen
(Legal Director and Director) No. 6, Charles Terrace, Off Alfred Road Colombo 00300, Sri Lanka	312,500		1.00%

All officers and directors as a group (three people)	87,187,500	(3)	64.00%

Name and Address of 5% or More Beneficial Owners

Spearfish Capital Group Limited
Dr. Ganga Kosala Bandara Heengama
(5% or more beneficial owner)
532/3C Sirikotha Lane, Galle Road Colombo 02, Sri Lanka	4,664,538		5.28%

Thenai Maram Ltd.
Thenai Maram, ManagerKemp House, 160
City Road,
London EC1V2NX’United Kingdom	5,761,541		6.52%

(1) The numbers and percentages set forth in these columns are based on 88,375,838 shares of Common Stock and 5,000,000 shares of Series “A” Preferred Stock outstanding as of the date of this Memorandum. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the security holder has sole or shared voting power or investment power and also any shares, which the security holder has the right to acquire within 60 days.

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

The first such loan agreement, dated July 16, 2010, was between Mr. Canagasooryam, as lender, and DSSL, as borrower. The current amount of principal due under this loan agreement to Mr. Canagasooryam is $357,932. This loan was increased to U.S. $507,552 pursuant to a loan agreement dated March 1, 2018.

The second such loan agreement, dated December 1, 2012, was between Mr. Canagasooryam, as lender, and DSS, as borrower. This agreement provided for a loan of Singapore Dollar 670,000. During the year the loan was written off with the request made by Mr. Canagasooryam.

The third such loan agreement, dated March 1, 2018 was between Mr. Canagasooryam, as lender, and Duo World Inc., as borrower. This agreement provided for a loan of U.S. $27,000.

The total owed by the Company to Mr. Canagasooryam under the above loan agreements was $534,552 and $1,092,075, at March 31, 2023 and March 31, 2022, respectively. The loans have a zero rate of interest and will mature on March 1, 2024. The amounts owed under such loans will be repaid, upon the election of Mr. Canagasooryam, either in cash by utilizing the earnings of the Company or by conversion of the debt to Common Stock issued to Mr. Canagasooryam at a price to be determined in the future. In addition to the loan agreements above, from time to time, Mr. Canagasooryam advances small amounts of money to the Company, or pays small amounts of expenses on behalf of the Company, for no interest. These smaller amounts are included in our March 31, 2023 and March 31, 2022 financial statements as “Due to Related Party – Short Term.” As of March 31, 2022, short term loans due to Mr. Canagasooryam amounted to $917,855. As of March 31, 2023, short term loans due to Mr. Canagasooryam amounted to $611,412. These amounts fluctuate from time to time and are repaid, over time, by the Company. These short term advances and loans by Mr. Canagasooryam are not governed by written loan agreements.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

1)	Audit Fees: We have recognized an expense of $21,210 for our auditors, Manohar Chowdhry & Associates, for the audit of annual financial statements for the year ended March 31, 2023 and quarterly reviews for three quarters.

A fee of $16,140 was recorded as the audit of annual financial statements for the year ended March 31, 2023.

2)	Audit-Related Fees: During fiscal years ended March 31, 2023 and 2022, our auditors did not receive any fees for any audit-related services.

3)	Tax Fees: None.

4)	All Other Fees. None.

5)	Audit Committee’s Pre-Approval Policies and Procedures.

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

During the 2023 and 2022 fiscal years, the Company used the following pre-approval procedures related to the selection of our independent auditors and the services they provide: unanimous consent of all directors via a board resolution.

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

March 31, 2023 and 2022

F-1

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Duo World Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Duo World Inc. and its subsidiaries (the “Company”) as of March 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholder’s equity and cash flows, for each of the two years in the period ended March 31, 2023, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2023, in conformity with the accounting principles generally accepted in United States of America.

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

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by the management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Description of the Matter

As described in Note 8 to the consolidated financial statements as at March 31, 2023, the Company has intangible assets of $ 2,42,627, of which the features of two of its products has been transferred to its subsidiary company, and an improvised product is acquired with enhanced features (Dial Desk). The remaining cost has been written off during the period. Management assessed the feasibility of the product in the current market conditions and the probability of generating revenue from Dial Desk the acquired asset. The Management has assessed its carrying value and has not been impaired.

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

How we addressed the matter in our audit

We obtained an understanding about evaluation of product development costs, amortization and write offs. We have reviewed the Company’s assessment of the likely costs that may have to be incurred and the feasibility of the product.

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

For Cngsn & Associates LLP

CNGSN & Associates LLP

Chartered Accountants

We are serving as the Company’s auditor since 2023

Bengaluru, India

Date – 06th July 2023

UDIN - 23269079BHAUNS1001

Duo World, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2023	March 31, 2022
	(Audited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$18,712	$23,613
Accounts receivable - trade	1,683	2,149
Prepaid expenses and other current assets	73,904	79,032
Accrued revenue	774	813
Total Current Assets	95,073	105,607

Non Current Assets
Property and equipment, net of accumulated depreciation of $139,483 and $154,463 respectively	10,545	4,087
Intangible assets, net	242,627	251,439
Lease - Right to use Asset	14,194	-
Goodwill	104,420	-
Total Non Current Assets	371,786	255,526

Total Assets	$466,859	$361,133

LIABILITIES and SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$415,766	$450,958
Payroll, employee benefits, severance	309,097	343,117
Short term borrowings	-	597
Due to related parties	600,711	917,855
Payable for acquisition	185,762	185,762
Taxes payable	106,085	113,556
Accruals and other payables	106,855	97,864
Deferred revenue	1,343	1,211
Total Current liabilities	1,725,619	2,110,920

Long Term Liabilities
Due to related parties	534,552	1,092,075
Employee benefit obligation	14,290	17,598
Lease liability	15,061	-
Total Long Term liabilities	563,903	1,109,673

Total liabilities	$2,289,522	$3,220,593

Commitments and contingencies (Note 18)

Shareholders’ Deficit
Ordinary shares: $0.001 par value per share; 400,000,000 shares authorized; 88,375,838 and 74,109,896 shares issued and outstanding, respectively	$88,376	$74,110
Convertible series “A” preferred shares: $0.001 par value per share; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Additional paid in capital	12,293,480	12,190,746
Accumulated deficit	(15,708,227)	(16,375,232)
Accumulated other comprehensive income	1,393,540	1,245,916
Non controlling interest	105,168	-
Total shareholders’ deficit	(1,822,663)	(2,859,460)

Total Liabilities and Shareholders’ Deficit	$466,859	$361,133

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Audited)

	For the year ended,
	March 31, 2023	March 31, 2022

Revenue	$50,564	$94,312
Cost of revenue (exclusive of depreciation presented below)	(29,451)	(84,514)
Gross Income	21,113	9,798

Operating Expenses
General and administrative	164,261	155,178
Salaries and casual wages	33,601	28,436
Selling and distribution	8,315	676
Depreciation	3,428	1,087
Amortization of web site development	2,133	2,836
Write off product development cost	39,803	-
Allowance for bad debts	2,231	91,645
Total operating expenses	253,772	279,858
Loss from operations	$(232,659)	$(270,060)

Other income (expenses):
Interest expense	$(28,614)	$(25,320)
Other income	53,778	6,462
Gain / (Loss) on disposals	1,932	-
Bank charges	(369)	(1,155)
Exchange (loss) / gain	(22,665)	(6,682)
Write off liabilities	1,776,694	-
Write off assets	(887,319)	-
Promissory notes discount	-	(36,750)

Total other income (expenses)	893,437	(63,445)

Profit/loss before provision for income taxes:	$660,778	$(333,505)

Tax Expense:
Provision for income taxes	-	-
Foreign taxes – withheld	-	-
Profit/(loss)	$660,778	$(333,505)

Profit/ (loss) attributable to non controlling interest	(6,227)	-

Net Profit/(loss)	$667,005	$(333,505)

Basic and Diluted Loss per Share	$0.01	$(0.00)

Basic and Diluted Weighted Average Number of Shares Outstanding	129,712,989	118,671,144

Comprehensive Income (Loss):
Unrealized foreign currency translation (loss) gain	$147,624	$697,377
Profit/(loss)	667,005	(333,505)
Comprehensive Income/ (Loss)	$814,629	$363,872

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Deficit

	Common Share Capital		Preferred Share Capital		Additional Paid-in	Accumulated	Other Comprehensive	Non Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Deficit

March 31, 2021	67,754,296	67,754	5,000,000	5,000	11,641,336	(16,041,727)	548,539		(3,779,098)

Stock issued	6,355,600	6,356			512,660				519,016

Net loss						(333,505)			(333,505)

Other comprehensive income							697,377		697,377

Promissory notes Discount					36,750				36,750

March 31, 2022	74,109,896	74,110	5,000,000	5,000	12,190,746	(16,375,232)	1,245,916		(2,859,460)

Stock issued	14,265,942	14,266	-	-	102,734	-	-	-	117,000

Net profit	-	-	-	-	-	667,005	-	-	667,005

Other comprehensive income	-	-	-	-	-	-	147,624	-	147,624

Non controlling interest	-	-	-	-	-	-	-	105,168	105,168

March 31, 2023	88,375,838	88,376	5,000,000	5,000	12,293,480	(15,708,227)	1,393,540	105,168	(1,822,663)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Un-audited)

	For the Period ended,
	March 31, 2023	March 31, 2022
Operating activities:
Profit/(loss) before provision for income taxes	$667,005	$(333,505)

Adjustments to reconcile loss before provision for income taxes to cash provided by operating activities:
Depreciation and amortization	5,562	3,923
Bad debts	2,231	91,645
Gain on disposals of property and equipment	(1,932)	-
Amortization of product Development cost	23,843	57,862
Product development cost written off	39,803	-

Changes in assets and liabilities:
Accounts receivable - trade	(1,765)	42,079
Prepayments	5,168	(54,047)
Lease - Right to use Asset	(15,976)	-
Accounts Payable	(35,193)	(90,808)
Payroll, employee benefits, severance	(34,020)	(187,277)
Short term overdraft	(597)	(430,395)
Due to related parties	(874,667)	(145,542)
Taxes payable	(7,471)	(52,368)
Retirement Benefit	(3,309)	(12,440)
Lease liability	15,061	-
Accruals and other payables	9,121	7,797
Net cash provided by operating activities	$(207,136)	$(1,103,076)

Investing activities:
Acquisition of property and equipment	(11,048)	(762)
Sale proceeds of disposal of Property and Equipment	1,932	-
Intangible assets	(200,000)	-
Development cost transferred	114,436	-
Goodwill	(104,420)	-
Non controlling interest	105,168	-

Net cash used in investing activities	$(93,932)	$(762)

Financing activities:
Proceeds from issuance of common Stock	14,266	519,016
Long term loan	-	(13,916)
Additional paid in capital	102,734	36,750
Net cash provided by financing activities	$117,000	$541,850

Effect of exchange rate changes on cash	179,167	564,030
Net decrease in cash	$(4,901)	$2,042
Cash, beginning of period	23,613	21,571

Cash, end of period	$18,712	$23,613

Supplemental disclosure of cash flow information:
Cash paid for interest	$28,614	$25,320

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common shares issued for services	$-	$-

Amortization of Operating Lease	$1,781	$-

The accompanying notes are an integral part of these consolidated financial statements.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2023

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

On December 03, 2014, Duo Software (Pvt.) Limited (DSSL) and Duo Software Pte. Limited (DSS) executed a reverse recapitalization with Duo World Inc. (Duo). See Note 4, and on September 30, 2022 Duo acquired 80% of Dial Desk (Pte) Limited. Duo (Successor) is a holding company that conducts operations through its wholly owned subsidiaries DSSL and DSS (Predecessors) and 80% own subsidiary DDPL in Sri Lanka and Singapore. The consolidated entity is referred to as “the Company”. The Company, having its development center in Colombo, has been in the space of developing products and services for the subscription-based industry. The Company’s applications (“Facetone”, Dial Desk and “SmoothFlow”) provide solutions in the space of Customer Life Cycle Management and Work Flow.

Further the Duo World Inc. had its wholly owned subsidiary which is Duo World Canada Inc, incorporated under the laws of Canada (Canada Business Corporations Act.) on June 08, 2020. The Duo World Canada is closed as at March 31, 2023.

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

As reflected in the accompanying consolidated financial statements, the Company had a net profit of $667,005 and a net loss of $333,505 for the year ended March 31, 2023 and 2022, respectively; net cash provided by operations of $(207,136) and $$(1,103,076), for the year ended March 31, 2023 and 2022, respectively; working capital deficit of $1,630,546 and $2,005,313 as of March 31, 2023 and March 31, 2022, respectively; outstanding statutory dues towards employee provident fund and employee trust fund of $220,790 and $243,442 as of March 31, 2023 and March 31, 2022, respectively; and a stockholders´ deficit of $1,822,663 and $2,859,460, as of March 31, 2023 and March 31, 2022, respectively.

The Company has launched its new cloud-based product Dial Desk and expecting revenue from the new product. Further, the Company was able to reduce its Cost of Sales and operating cost during the year. Considering these trends, the management is confident that the Company shall generate sufficient profits to offset the operating losses in the recent future.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2023

(Audited)

Note 3 - Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated Financial Statements include the accounts and transactions of DSSL, DSS, (Predecessors) and DDPL (Subsidiary) and Duo (Successor). Duo World Inc. is the parent company of its 100% subsidiaries Duo Software (Pvt.) Limited (DSSL), Duo Software Pte. Limited (DSS) and its 80% owned subsidiary of Dial Desk Pte Limited.

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

Risks and Uncertainties

The Company’s operations are subject to significant risk and uncertainities including financial, operational, competition and potential risk of business failure. Product revenues are concentrated in the application software industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect operating results.

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

March 31, 2023

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2023 and March 31, 2022, there were no cash equivalents.

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

March 31, 2023

(Audited)

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

March 31, 2023

(Audited)

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

March 31, 2023

(Audited)

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

Nature of Products and Services

Licenses for on premise software– The Company sells a perpetual nonexclusive license to the customer and enables the customer to install and use the software and its documentation. Price per customer varies based on the selection of the products licensed, the number of site installations and the number of authorized users. The product offered on this basis is “Facetone-enterprise.”

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

March 31, 2023

(Audited)

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

For the period ended March 31, 2023 and 2022, the Company received only cash as consideration for sale of licenses and related services and not in kind.

For the years ended March 31, 2023 and 2022, the Company had following concentrations of revenues with customers:

Customer	March 31, 2023	March 31, 2022

A	27.25%	28.61%
B	23.03%	28.10%
C	24.80%	20.91%
D	14.45%	12.08%
E	3.09%	4.78%
Other Misc. customers	7.38%	5.52%
	100.00%	100.00%

For the years ended March 31, 2023 and 2022, the Company had following sales by products:

Product	March 31, 2023	March 31, 2022

Facetone	$41,697	$78,409
Software hosting and reselling	8,867	15,903
	$50,564	$94,312

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

March 31, 2023

(Audited)

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

Deferred Revenue - Deferred revenue represents advance payments for software licenses, services, and maintenance billed in advance of the time revenue is recognized. As at March 31, 2023, and March 31, 2022, deferred revenue recognized were $1,343 and 1,211, respectively.

Accrued Revenue/Unbilled Accounts Receivable - Accrued revenue/Unbilled accounts receivable primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period. As at March 31, 2023 and March 31, 2022, unbilled/accrued revenues were $774 and $813, respectively.

The Company had no contract liabilities and asset recognized for cost to fulfill a requirement of a customer as at March 31, 2023.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2023

(Audited)

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

During the period ended March 31, 2023, product development cost of $ 200,000 were capitalized as intangible assets and no product research and development cost was capitalized in the same period 2022.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising cost of $ 8,041 was expensed in the period ended March 31, 2023 and no expenses were incurred during the period ended March 31, 2022

Income Taxes

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

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2023

(Audited)

Comprehensive Income

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from April 1, 2015 through March 31, 2023, includes only foreign currency conversion gains (losses), and is presented in the Company’s consolidated statements of comprehensive income.

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the period ending on March 31, 2022 were as follows:

Foreign Currency Translation gains (losses)

Balance, March 31, 2021	$548,539

Translation rate gain (loss)	697,377

Balance, March 31, 2022	$1,245,916

Translation rate gain (loss)	147,624

Balance, March 31, 2023	1,393,540

Leases

Lessor

. Under the current ASU guidance, contract consideration is allocated to its lease components and non-lease components (such as maintenance). For the Company as a lessor, non-lease components of the contract will be accounted under ASC Topic 606, Revenue from Contracts with Customers, unless the Company elects a lessor practical expedient to not separate the non-lease components from the associated lease component. The amendments in ASU 2018-11 also provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component. To elect the practical expedient, the timing and pattern of transfer of the lease and non-lease components must be the same and the lease component must meet the criteria to be classified as an operating lease. If these criteria’s are met, the single component can be accounted either ASC 842 or ASC 606, depending on the predominant component(s). The lessor practical expedient to not separate non-lease components from the associated component must be elected for all existing and new leases.

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

March 31, 2023

(Audited)

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

Under ASC 2016-02(Topic 842), lessees are required to recognize the following for all leases (with the exception of short term lease) on the commencement date i) Lease Liability, which is lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and ii) right of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

At the commencement date, the company recognizes the lease liability at the present value of lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the company’s incremental borrowing rate for the same term as the underlying lease. The Right-of-Use asset is recognized initially at cost which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All the rights-of-use assets are reviewed for impairment. There is no impairment rights- of -use assets as of March 31, 2023.

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

March 31, 2023

(Audited)

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

Note 5 – Accounts Receivable

Following is a summary of accounts receivable as at March 31, 2023 and March 31, 2022:

	March 31, 2023	March 31, 2022
Accounts receivable – Trade	$29,224	$117,200

Less: Provision for doubtful debts	(27,541)	(115,051)
	$1,683	$2,149

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2023

(Audited)

At March 31, 2023 and March 31, 2022, the Company had following concentrations of accounts receivable with customers:

Customer	March 31, 2023	March 31, 2022
A	39.51%	43.38%
B	43.51%	33.74%
C	0.00%	22.88%
D	16.98%	0.00%
	100.00%	100.00%

Note 6 – Prepaid Expenses and Other Current Assets

Following is a summary of prepaid expenses and other current assets as at March 31, 2023 and March 31, 2022;

	March 31, 2023	March 31, 2022
Dial Desk (Pvt) Ltd	$57,475	$31,428
Security deposits	9,361	10,390
David E. Wise IOLTA account	4,780	30,398
Prepayments	1,865	872
Supplier advance	-	5,480
Other receivables	423	464
	$73,904	$79,032

Note 7 – Property and Equipment

Following table illustrates net book value of property and equipment as at March 31, 2023 and March 31, 2022;

	March 31, 2023	March 31, 2022
Office equipment	$992	$1,093
Furniture & fittings	66,547	73,351
Computer equipment (data processing equipment)	57,143	56,711
Improvements to lease hold assets	5,254	11,297
Website development	20,092	16,098
	150,028	158,550
Accumulated depreciation and amortization	(139,483)	(154,463)
Net fixed assets	$10,545	$4,087

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2023

(Audited)

Depreciation and amortization expense for period ended March 31, 2023 and 2022 was $5,562 and $3,923, respectively.

Note 8 – Intangible Assets

Intangible assets comprise of capitalization of certain costs pertaining to product development, which meet the criteria as set forth above under Note 3. Following table illustrates the movement in intangible assets as at March 31, 2023 and March 31, 2022:

	March 31, 2023	March 31, 2022
Opening balance	$251,439	$428,070
Add: Costs capitalized during the year	200,000	-
Less:	(23,843)	(57,862)
Cost transferred	(114,436)	-
Cost Written off	(39,803)	-
Translational gain/ (loss)	(30,730)	(118,769)
Net Intangible Assets	$242,627	$251,439

Note 9 – Accounts Payable

Following is a summary of accounts payable as at March 31, 2023 and March 31, 2022:

	March 31, 2023	March 31, 2022
Accounts payable- employees	$219,346	$203,261
Supplier payable	87,369	73,393
Promissory notes	-	53,000
Canagey Capital (Pvt) Ltd	40,397	44,528
Other supplier payable	38,101	41,998
EPSI Computers (Pvt) Ltd	18,374	20,253
Due to Guha Takurta	12,179	14,266
Rent deposit	-	259
	$415,766	$450,958

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

March 31, 2023

(Audited)

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

For the period ended March 31, 2023, $45,000 of promissory notes were converted to common shares and $8,000 of promissory notes were fully paid off in cash.

Note 10 – Short Term Borrowings

Short-term borrowing was $597 as at March 31, 2022 and no short term borrowings were outstanding during the period ended March 31, 2023.

Note 11 – Due to Related Parties

Due to Related Parties – Short term

From time to time, the Company receives advances from related parties such as officers, directors or principal shareholders in the normal course of business. Advances received from related parties are unsecured and non-interest bearing. Balances outstanding to these persons for less than 12 months are presented under current liabilities in the accompanying consolidated financial statements. As of March 31, 2023, and March 31, 2022 the Company owed directors $600,711and $917,855, respectively.

Due to Related Parties – Long term

Loans outstanding to related parties for more than 12 months are presented under long-term liabilities in the accompanying consolidated financial statements. As of March 31, 2023 and March 31, 2022, the Company owed directors $534,552 and $1,092,075, respectively.

Note 12– Taxes Payable

Taxes payable are comprised of items listed below as at March 31, 2023 and March 31, 2022;

	March 31, 2023	March 31, 2022
PAYE	$98,967	$111,246
ESC Payable	4,927	-
WHT payable	2,188	2,308
Stamp duty payable	3	2
	$106,085	$113,556

Note 13 – Accruals and Other Payables

Following is a summary of accruals and other payables as at March 31, 2023 and March 31, 2022;

	March 31, 2023	March 31, 2022
Accruals	$76,331	$70,507
Other payables	17,000	17,000
Accrued interest	9,910	9,910
Audit fee payable	3,614	447
	$106,855	$97,864

Note 14 – Cost of Revenue

Following is the summary of cost of revenue for the period ending March 31, 2023 and 2022;

	March 31, 2023	March 31, 2022
Product development cost written off	$23,843	$57,862
Developer support and implementation	4,854	20,383
Purchases	613	5,283
Consultancy, contract basis employee cost	-	794
Cost of services	141	192
	$29,451	$84,514

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2023

(Audited)

Note 15 – General and Administrative Expenses

Following is the summary of general and administrative expenses for the period ending March 31, 2023 and 2022.

	March 31, 2023	March 31, 2022
Consulting fee	56,213	63,923
Other professional services	33,334	15,602
Audit fees	25,213	25,590
Legal fees	18,174	21,032
Directors’ remuneration	4,372	-
Lease expense	3,519	6,152
OTC market fees	3,000	1,086
Office maintenance	2,341	1,718
Gratuity	2,083	624
Internet charges	1,921	3,263
Tax service fees	1,867	-
Secretarial fees	1,736	667
Office rent	1,644	1,577
Telephone charges	1,420	2,788
Staff welfare	1,389	931
Fee and subscription	1,194	1,492
Electricity charges	1,014	905
Software rentals	967	922
Professional fees	860	915
Public relations	526	-
Printing and stationery	450	28
Computer maintenance	419	929
Stamp duty expense	71	223
Courier and postage	33	42
Penalties / late payment charges	16	3,957
Vehicle allowance	-	129
Other expenses	485	683
	164,261	155,178

Note 16 – Selling and Distribution Expenses

Following is the summary of selling and distribution expenses for the period ending on March 31, 2023 and 2022;

	March 31, 2023	March 31, 2022
Advertising	$8,041	$-
Marketing expenses	39	407
Vehicle running expenses	235	269
	$8,315	$676

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2023

(Audited)

Note 17 – Income Taxes

Income Tax expense consists of the following:

	March 31, 2023	March 31, 2022

Current taxes Nevada	$-	$-
Sri Lanka- taxes withheld	-	-
Singapore	-	-
Total Income tax expense	$-	$-

The income tax provision differs from the amount of tax determined by applying the federal statutory rate on account of the following items;

●	Brought forward losses
●	Unabsorbed depreciation

The components of deferred tax assets and liabilities are as follows:

	March 31, 2023	March 31, 2022
Deferred tax asset arising from tax effect of :
Carry forward losses and unabsorbed depreciation	-	-
Less: Valuation allowance	-	-
Total deferred tax asset (non-current)	-	-

Total deferred tax liability	Nil	Nil

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

Since Duo does not have any undistributed earnings, the Company has not recorded a deferred tax liability associated with the foreign earnings as of March 31, 2023 and 2022.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2023

(Audited)

The Company is not subject to any foreign income taxes for the years ended March 31, 2023 and 2022. The Company may be subject to examination by the Internal Revenue Service (“IRS”) and state taxing authorities for 2023 and 2024 tax years.

Note 18– Equity

(A)	Common Stock

As at March 31, 2023, the Company had 400,000,000 authorized common shares having a par value of $0.001. The common shares have been designated with the following rights:

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

During the period ended March 31, 2023, the Company has issued Common shares of 14,265,942 for the value of $117,000. The $117,000 consists of $45,000 of promissory notes which is converted to common shares and $72,000 of fresh common share issuances.

(B)	Preferred Stock

As at March 31, 2023, the Company had 10,000,000 authorized Series “A” preferred shares having a par value of $0.001 per share. As at the 31st March 2023 the company has issued 5,000,000 Series “A” preferred shares.

The preferred shares have been designated with the following conversion rights:

●	One preferred share will convert into ten (10) common shares no earlier than 24 months and 1 day after the issuance as at 31st March 2023 there has been no conversion of preference shares.

Note 19 – Leases

The Company’s short-term leases primarily consist of office spaces with the lease term less than or equal to 12 months. The total short- term lease expenses and cash paid for the year ended March 31, 2023 and March 31, 2022 are $3,519 and $6,152, respectively. The Company has one operating lease as at March 31, 2023.

As per ASC 842, the Company has created a right of use lease asset of $ 14,194 and right of use liability of $ 15,061 as at March 31, 2023.

Duo World Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2023

(Audited)

The following costs are related to the operating lease of the Company for the year ended March 31, 2023:

Components of total lease cost:	March 31, 2023
Operating lease depreciation	1,786
Operating lease interest	636
Total lease cost	2,422

Cash Flows

The following cash flow information is related to the operating lease of the Company for the year ended March 31, 2023:

Cash paid for amounts included in the measurement of lease liabilities:	March 31, 2023

Operating cash flows for operating leases	15,976

Note 20 - Commitments and Contingencies

The Company consults with legal counsel on matters related to litigation and other experts both within and outside the Company with respect to matters in the ordinary course of business. The Company does not have any contingent liabilities in respect of legal claims arising in the ordinary course of business.

Guarantee provided by the Company existed on the balance sheet date are as follows:

Date	Description	Amount
7/31/2014	Guarantee for SLT	$267
8/10/2015	Guarantee for LOLC	754
10/9/2018	Rent deposit for office space	5,184
10/14/2019	Security deposit for CEB	471
10/21/2019	Security deposit for CEB	189
11/18/2020	Guarantee for HDFC bank	79
		$6,944

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

28

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duo World, Inc.

Dated: July 13, 2023	By:	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
	Its:	President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: July 13, 2023	By:	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
	Its:	President and Chief Executive Officer and Director
(Principal Executive Officer)

Dated: July 13, 2023	By:	/s/ Suzannah Jennifer Samuel Perera
Suzannah Jennifer Samuel Perera
	Its:	Chief Financial Officer, and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: July 13, 2023	By:	/s/ Mahmud Riad Ameen
Mahmud Riad Ameen
	Its:	Director

29