Form 10-Q
period 2023-06-30
DUO WORLD INC
filed 2023-08-21
CIK 1635136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 17, 2023, there were 88,375,838 outstanding shares of the Registrant’s Common Stock, $.001 par value.

EXPLANATORY NOTE

This Quarterly Report has been reviewed by Duo World, Inc.’s newly engaged Independent Registered Public Accounting Firm, M. N. Vijay Kumar, Bangalore, India, in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”).

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Duo World, Inc. and Subsidiaries

Consolidated Financial Statements

June 30, 2023

F-1

Duo World, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2023	March 31, 2023
	(Un-audited)	(Un-audited)
ASSETS
Current Assets
Cash and cash equivalents	$5,043	$18,712
Accounts receivable - trade	20,932	1,683
Prepaid expenses and other current assets	77,089	73,904
Accrued revenue	4,954	774
Total Current Assets	108,018	95,073

Non Current Assets
Property and equipment, net of accumulated depreciation of $143,126 and $139,483 respectively	10,073	10,545
Intangible assets, net	239,559	242,627
Lease - Right to use Asset	12,858	14,194
Goodwill	104,420	104,420
Total Non Current Assets	366,910	371,786

Total Assets	$474,928	$466,859

LIABILITIES and SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$429,380	$415,766
Payroll, employee benefits, severance	326,691	309,097
Due to related parties	648,272	600,711
Payable for acquisition	185,762	185,762
Taxes payable	111,737	106,085
Accruals and other payables	110,407	106,855
Deferred revenue	11,537	1,343
Total Current liabilities	1,823,786	1,725,619

Long Term Liabilities
Due to related parties	563,400	534,552
Employee benefit obligation	17,426	14,290
Lease liability	14,633	15,061
Total Long Term liabilities	595,459	563,903

Total liabilities	$2,419,245	$2,289,522

Commitments and contingencies (Note 17)

Shareholders’ Deficit
Ordinary shares: $0.001 par value per share; 400,000,000 shares authorized; 88,375,838 and 88,375,838 shares issued and outstanding, respectively	$88,376	$88,376
Convertible series “A” preferred shares: $0.001 par value per share; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Additional paid in capital	12,293,480	12,293,480
Accumulated deficit	(15,738,360)	(15,708,227)
Accumulated other comprehensive income	1,302,156	1,393,540
Non controling interest	105,032	105,168
Total shareholders’ deficit	(1,944,317)	(1,822,663)

Total Liabilities and Shareholders´ Deficit	$474,928	$466,859

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Un-audited)

	For the three months ended,
	June 30, 2023	June 30, 2022

Revenue	$19,330	$12,253
Cost of revenue (exclusive of depreciation presented below)	(2,253)	(9,602)
Gross Income	17,077	2,651

Operating Expenses
General and administrative	34,740	33,352
Salaries and casual wages	16,219	6,246
Selling and distribution	1,413	107
Depreciation	2,695	282
Amortization of web site development	733	380
Total operating expenses	55,800	40,367
Loss from operations	$(38,723)	$(37,716)

Other income (expenses):
Interest expense	$(698)	$-
Other income	9,132	51,678
Gain / (Loss) on disposals	81	1,939
Bank charges	(58)	(39)
Exchange (loss) / gain	(1)	(24,649)

Total other income (expenses)	8,454	28,929

Profit/loss before provision for income taxes:	$(30,269)	$(8,787)

Tax Expense:
Provision for income taxes	-	-
Foreign taxes – withheld	-	-
Profit/(loss)	$(30,269)	$(8,787)

Profit/ (loss) attributable to non controling interest	(136)	-

Net Profit/(loss)	$(30,133)	$(8,787)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Shares Outstanding	138,375,838	124,681,773

Comprehensive Income (Loss):
Unrealized foreign currency translation (loss) gain	$(91,384)	$315,749
Profit/(loss)	(30,133)	(8,787)
Comprehensive Income/ (Loss)	$(121,517)	$306,962

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Un-audited)

	For the Period ended,
	June 30, 2023	June 30, 2022
Operating activities:
Profit/(loss) before provision for income taxes	$(30,133)	$(8,787)

Adjustments to reconcile loss before provision for income taxes to cash provided by operating activities:
Depreciation and amortization	3,428	661
Gain on disposals of property and equipment	(81)	(1,939)
Product development cost written off	-	8,137

Changes in assets and liabilities:
Fixed deposits	-	(16,865)
Accounts receivable - trade	(19,249)	(11,603)
Prepayments	(7,366)	9,788
Lease - Right to use Asset	(751)	-
Accounts Payable	13,614	(57,490)
Payroll, employee benefits, severance	17,594	(64,619)
Short term overdraft	-	(16)
Due to related parties	76,409	(98,999)
Taxes payable	5,652	(21,389)
Retirement Benefit	3,137	(4,769)
Lease liability	(428)	-
Accruals and other payables	13,747	16,884
Net cash provided by operating activities	$75,573	$(251,006)

Investing activities:
Acquisition of property and equipment	(564)	(3,632)
Sale proceeds of disposal of Property and Equipment	81	1,939
Non controlling interest	(136)	-

Net cash used in investing activities	$(619)	$(1,693)

Financing activities:
Proceeds from issuance of common Stock	-	1,020
Additional paid in capital	-	8,980
Net cash provided by financing activities	$-	$10,000

Effect of exchange rate changes on cash	(88,623)	258,632
Net decrease in cash	$(13,669)	$15,934
Cash, beginning of period	18,712	23,613

Cash, end of period	$5,043	$39,547

Supplemental disclosure of cash flow information:
Cash paid for interest	$698	$-

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common shares issued for services	$-	$-

Amortization of Operating Lease	$2,087	$-

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Deficit

	Common Share Capital		Preferred Share Capital		Additional Paid-in	Accumulated	Other Comprehensive	Non Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Deficit

March 31, 2022	74,109,896	74,110	5,000,000	5,000	12,190,746	(16,375,232)	1,245,916	-	(2,859,460)

Stock issued	14,265,942	14,266	-	-	102,734	-	-	-	117,000

Net profit	-	-	-	-	-	667,005	-	-	667,005

Other comprehensive income	-	-	-	-	-	-	147,624	-	147,624

Non controlling interest	-	-	-	-	-	-	-	105,168	105,168

March 31, 2023	88,375,838	88,376	5,000,000	5,000	12,293,480	(15,708,227)	1,393,540	105,168	(1,822,663)

Net profit	-	-	-	-	-	(30,133)	-	-	(30,133)

Other comprehensive income	-	-	-	-	-	-	(91,384)	-	(91,384)

Non controlling interest	-	-	-	-	-	-	-	(136)	(136)

June 30, 2023	88,375,838	88,376	5,000,000	5,000	12,293,480	(15,738,360)	1,302,156	105,032	(1,944,317)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $30,133 and $8,787 for the three months ended June 30, 2023 and 2022, respectively; net cash provided by operations of $75,573 and $(251,006) for the three months ended June 30, 2023 and 2022, respectively; working capital deficit of $1,715,768 and $1,630,546 as of June 30, 2023 and March 31, 2023, respectively; outstanding statutory dues towards employee provident fund and employee trust fund of $234,632 and $220,790 as of June 30, 2023 and March 31, 2023, respectively; and a stockholders´ deficit of $1,944,317 and $1,822,663 as of June 30, 2023 and March 31, 2023, respectively.

The Company has launched its new cloud-based product Dial Desk and is expecting revenue from the new product. Further, the Company was able increase the revenue and reduce the Cost of Sales during the period. Considering these trends, the management is confident that the Company will generate sufficient profits to offset the operating losses in the recent future.

Note 3 - Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated Financial Statements include the accounts and transactions of DSSL and DSS (Predecessors) and Duo (Successor). Duo World Inc. is the parent company of its 100% subsidiaries Duo Software (Pvt.) Limited (DSSL), Duo Software Pte. Limited (DSS), and its 80% owned subsidiary of Dial Desk Pte. Limited.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2023, and March 31, 2023, there were no cash equivalents.

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

DialDesk

DialDesk is a SaaS contact center software which caters the SME segment of the market with its low cost, cloud based platform. Businesses can buy their virtual number from DialDesk and set up their contact center within few minutes. With its easy to uses user interface and agility, DialDesk will help businesses improve the productivity of their contact center operations.

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

For the three months ended June 30, 2023 and 2022, the Company received only cash as consideration for sale of licenses and related services and not in kind.

For the three months ended June 30, 2023 and 2022, the Company had following concentrations of revenues with customers:

Customer	June 30, 2023	June 30, 2022

A	20.88%	28.21%
B	17.44%	24.70%
C	17.39%	22.79%
D	10.32%	14.58%
E	25.09%	0.00%
Other misc. customers	8.88%	9.72%
	100.00%	100.00%

For the three months ended June 30, 2023 and 2022, the company had the following sales by products:

Product	June 30, 2023	June 30, 2022

Facetone	$16,142	$9,746
Software hosting and reselling	3,188	2,507
	$19,330	$12,253

Significant Judgments

The Company’s contracts with customers include multiple Software products and services to deliver and in most of the contracts, the price of the separately identifiable features are stated separately. In the event the price of the multiple products and services are not mentioned in the agreement, the Company allocates transaction price estimating the standalone selling price of the promised products and the services. The determination of stand-alone selling price for each performance obligation requires judgments. The Company determines stand-alone selling price for performance obligations based on overall pricing strategies, which consider markets in which the Company operates, historical data analysis, number of users of the product or services, size of the customer and the market price of the hardware used.

Contract Balances

When the timing of revenue recognition differs from the timing of invoicing for contracts with customers, differed revenue and accrued revenue/unbilled accounts receivable are recognized by the Company. Revenues under Software Implementation contracts are invoiced on stages of completion as stipulated in the agreement and the revenue is recognized when the performance obligations are met and customer signs the user acceptance test (UAT). The Company invoices software license fees and royalty fees at the end of the period according to the customer agreement and accrued revenue/unbilled revenue is recognized for the relevant period. The maintenance fee is invoiced beginning of the period and the Company recognizes as deferred revenue in the financial statements and is ratably recognized over a period of service.

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

Deferred Revenue - Deferred revenue represents advance payments for software licenses, services, and maintenance billed in advance of the time revenue is recognized. As at June 30, 2023 and March 31, 2023 the Company recognized deferred revenue $11,537 and $1,343, respectively.

Accrued Revenue/Unbilled Accounts Receivable - Accrued revenue/Unbilled accounts receivable primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period. As at June 30, 2023 and March 31, 2023, unbilled /accrued revenues were $4,954 and $774, respectively.

The Company had no contract liabilities and assets recognized for cost to fulfill a requirement of a customer as at June 30, 2023.

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

Product research and development

Product research and development expenses consist primarily of salary and benefits for the Company’s development and technical support staff, contractors’ fees and other costs associated with the enhancements of existing products and services and development of new products and services. Costs incurred for software development prior to technological feasibility are expensed as product research and development costs in the period incurred. Once the point of technological feasibility is reached, which is generally upon the completion of a working prototype that has no critical bugs and is a release candidate, development costs are capitalized until the product is ready for general release and are classified within “Intangibles assets” in the accompanying consolidated balance sheets. The Company amortizes capitalized software development costs using the greater of the ratio of the product’s current gross revenues to the total of current gross revenues and expected gross revenues or on a straight-line basis over the estimated economic life of the related product, which is typically four years.

During the three months ended June 30, 2023 and, June 30, 2022, the Company has not capitalized product development cost.

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expenses were incurred during the three months ended June 30, 2023 and 2022.

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

Comprehensive Income

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from April 1, 2015 through June 30, 2023, includes only foreign currency conversion gains (losses), and is presented in the Company’s consolidated statements of comprehensive income.

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the periods ending on June 30, 2023 and March 31, 2023 were as follows:

Foreign Currency Translation gains (losses)

Balance, March 31, 2022	$1,245,916
Translation rate gain (loss)	147,624
Balance, March 31, 2023	$1,393,540
Translation rate gain (loss)	(91,984)
Balance, June 30, 2023	$1,302,156

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

Note 5 – Accounts Receivable

Following is a summary of accounts receivable as at June 30, 2023 and March 31, 2023;

	June 30, 2023	March 31, 2023
Accounts receivable – Trade	$40,661	$29,224
Less: Provision for doubtful debts	(19,729)	(27,541)
	$20,932	$1,683

As at June 30, 2023 and March 31, 2023, the Company had following concentrations of accounts receivables with customers:

Customer	June 30, 2023	March 31, 2023
A	6.57%	39.51%
B	3.49%	43.51%
C	0.00%	0.00%
D	0.00%	16.98%
E	66.14%	0.00%
F	23.80%	0.00%
	100.00%	100.00%

Note 6 – Prepaid Expenses and Other Current Assets

Following is a summary of prepaid expenses and other current assets as at June 30, 2023 and March 31, 2023;

	June 30, 2023	March 31, 2023
Dial Desk (Pvt) Ltd	$61,103	$57,475
Security deposits	9,634	9,361
David E. Wise IOLTA account	4,780	4,780
Prepayments	1,491	1,865
Other receivables	81	423
	$77,089	$73,904

Note 7– Property and Equipment

Following table illustrates net book value of property and equipment as at June 30, 2023 and March 31, 2023;

	June 30, 2023	March 31, 2023
Office equipment	$1,048	$992
Furniture & fittings	70,329	66,547
Computer equipment (data processing equipment)	60,699	57,143
Improvements to lease hold assets	274	5,254
Website development	20,849	20,092
	153,199	150,028
Accumulated depreciation and amortization	(143,126)	(139,483)
Net fixed assets	$10,073	$10,545

Depreciation and amortization expense for the three months ended June 30, 2023 and 2022 was $3,428 and $661, respectively.

Note 8 – Intangible assets

Intangible assets comprise of capitalization of certain costs pertaining to products development which meets the criteria as set forth above under Note 3. Following table illustrates the movement in intangible assets as at June 30, 2023 and March 31, 2023:

	June 30, 2023	March 31, 2023
Opening balance	$242,627	$251,439
Add: Costs capitalized during the period	-	200,000
Less:		(23,843)
Cost transferred	-	(114,436)
Cost Written off	-	(39,803)
Translational gain/ (loss)	(3,068)	(30,730)
Net Intangible Assets	$239,559	$242,627

Note 9 – Accounts Payable

Following is a summary of accounts payable as at June 30, 2023 and March 31, 2023:

	June 30, 2023	March 31, 2023
Accounts payable- employees	$238,491	$219,346
Supplier payable	76,589	87,369
Canagey Capital (Pvt) Ltd	42,693	40,397
Other supplier payable	40,267	38,101
EPSI Computers (Pvt) Ltd	19,419	18,374
Due to Guha Takurta	11,921	12,179
	$429,380	$415,766

Note 10 – Due to Related Parties

Due to Related Parties – Short term

From time to time, the Company receives advances from related parties such as management, directors or principal shareholders in the normal course of business. Loans and advances received from related parties are unsecured and non-interest bearing. Balances outstanding to these persons for less than 12 months are presented under current liabilities in the accompanying consolidated financial statements. As of June 30, 2023, and March 31, 2023, the Company owed directors $648,272 and $600,711, respectively.

Due to Related Parties – Long term

Balances outstanding to related parties for more than 12 months are presented under long-term liabilities in the accompanying consolidated financial statements. As of June 30, 2023, and March 31, 2023, the Company owed directors $563,400 and $534,552, respectively.

Note 11 – Taxes Payables

Taxes payable comprised of items listed below as at June 30, 2023 and March 31, 2023;

	June 30, 2023	March 31, 2023
PAYE	$103,985	$98,967
ESC Payable	5,207	4,927
WHT payable	2,542	2,188
Stamp duty payable	3	3
	$111,737	$106,085

Note 12 – Accruals and Other Payables

Following is a summary of accruals and other payables as at June 30, 2023 and March 31, 2023;

	June 30, 2023	March 31, 2023
Accruals	$80,289	$76,331
Other payables	17,000	17,000
Accrued interest	9,910	9,910
Audit fee payable	3,209	3,614
	$110,407	$106,855

Note 13 – Cost of Revenue

Following is the summary of cost of revenue for the three months ending June 30, 2023 and 2022;

	June 30, 2023	June 30, 2022
Developer Support and Implementation	$1,806	$1,249
Other external services	368	36
Purchases/ hosted servers	79	180
Product development cost written off	-	8,137
	$2,253	$9,602

Note 14 – General and Administrative Expenses

Following is the summary of general and administrative expenses for the three months ending June 30, 2023 and 2022;

	June 30, 2023	June 30, 2022

Consulting fee	10,805	15,636
Other professional services	5,112	2,855
Legal Fee	4,500	4,500
OTC market Fees	3,000	3,000
Audit fees	2,618	2,565
Gratuity	2,264	-
Director fees	1,113	-
Electricity charges	738	140
Office maintenance	683	221
Internet charges	600	413
Transfer agent fees	600	450
Secretarial fees	589	163
Staff welfare	409	360
Office rent	405	1,468
Telephone charges	397	329
Software rentals	247	226
Professional fees	205	200
Other expenses	171	166
Computer maintenance	155	162
Printing and stationery	60	412
Filling fee and subscription	44	68
Stamp duty expenses	25	18
	34,740	33,352

Note 15 – Selling and Distribution Expenses

Selling and distribution expenses for the three months ended June 30, 2023 and 2022 was $1,413 and $107, respectively.

Note 16 - Equity

(A)	Common Stock

As at June 30, 2023, the Company has 400,000,000 authorized common shares having a par value of $0.001. The common shares have been designated with the following rights:

●	Voting rights: Common shareholders can attend at annual general meeting to cast vote or use a proxy.

●	Right to elect board of directors: Common shareholders control the Company through their right to elect the company’s board of directors; however, the holder of our preferred stock has super-majority voting rights and has power to elect all of the Company’s board of directors.

●	Right to share income and assets: Common shareholders have the right to share company’s earnings equally on a per-share basis in the form of dividend. Similarly, in the event of liquidation, shareholders have claim on assets that remain after meeting the obligation to accrued taxes, accrued salary and wages, creditors including bondholders (if any) and preferred shareholders. Thus, common shareholders are residual claimants of the company’s income and assets.

During the three months ended June 30, 2023, the Company has not issued Common shares.

(B)	Preferred Stock

As at June 30, 2023, the Company had 10,000,000 authorized series “A” preferred shares having a par value of $0.001 per share.

The preferred shares have been designated with the following conversion rights:

●	One preferred share will convert into ten (10) common shares no earlier than 24 months and 1 day after the issuance.

Note 17 - Commitments and Contingencies

The Company consults with legal counsel on matters related to litigation and other experts both within and outside the Company with respect to matters in the ordinary course of business. The Company does not have any contingent liabilities in respect of legal claims arising in the ordinary course of business.

Guarantees provided by the company existed on the balance sheet date are as follows:

Date	Description	Amount
7/31/2014	Guarantee for SLT	$282
8/10/2015	Guarantee for LOLC	797
10/9/2018	Rent deposit for office space	5,479
10/14/2019	Security deposit for CEB	498
10/21/2019	Security deposit for CEB	198
		$7,254

Note 18 – Leases

The Company’s short-term leases primarily consist of office spaces with the lease term less than or equal to 12 months. The total short- term lease expenses and cash paid for the period ended June 30, 2023 and March 31, 2023 are $1,940 and $3,519, respectively. The Company has one operating lease as at June 30, 2023.

As per ASC 842, the Company has created a right of use lease asset of $12,858 and right of use liability of $ 14,633 as at June 30, 2023.

The following costs are related to the operating lease of the Company for the period ended June 30, 2023:

Components of total lease cost:	June 30, 2023
Operating lease depreciation	$2,087
Operating lease interest	690
Total lease cost	$2,777

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

Our MD&A is comprised of the following sections:

A.	Business Overview

B.	Critical Accounting Policies

C.	Results of operations for the three months ended June 30, 2023 and June 30, 2022

D.	Financial condition as at March 31, 2023 and June 30, 2023

E.	Liquidity and capital reserves

F.	Milestones for next twelve months

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

C. Results of operations for the three months ended June 30, 2023 and June 30, 2022:

The Company had revenues amounting to $19,330 and $12,253, respectively, for three months ended June 30, 2023 and June 30, 2022. Following is a breakdown of revenues for both periods:

Product	June 30, 2023	June 30, 2022	Changes

Facetone	$16,142	$9,746	$6,396
Software hosting and reselling	3,188	2,507	681
	$19,330	$12,253	$7,077

Total revenue for the three months ended June 30, 2023 increased by 58% when compared to June 30, 2022. The increase is mainly due to the revenue generated from new projects.

For the three months ended June 30, 2023 and June 30, 2022, the Company had the following concentrations of revenues with customers:

Customer	June 30, 2023	June 30, 2022

A	20.88%	28.21%
B	17.44%	24.70%
C	17.39%	22.79%
D	10.32%	14.58%
E	25.09%	0.00%
Other misc. customers	8.88%	9.72%
	100.00%	100.00%

The total cost of sales amounted to $2,253 and $9,602 for the three months ended June 30, 2023 and June 30, 2022, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	June 30, 2023	June 30, 2022	Changes
Developer support and implementation	1,806	1,249	557
Other external services	368	36	332
Purchases/ hosted servers	79	180	(101)
Amortization of product development cost	-	8,137	(8,137)
	$2,253	9,602	(7,349)

Cost of sales decreased by $7,349 in the three months ended June 30, 2023 when compared to the three months ended June 30, 2022. Decrease in amortization of product development cost was the main contributor to the decrease in cost of sales.

The gross income for the three months ended June 30, 2023 and June 30, 2022 amounted to $17,077 and $2,651, respectively.

The total operating expenditure amounted to $55,800 and $40,367 for the three months ended June 30, 2023 and June 30, 2022, respectively. Operating expenditure increased by 38% during the three months ended June 30, 2023 when compared to the operating expenditure of the same period in 2022. The following table sets forth the Company’s operating expenditure analysis for both periods:

	June 30, 2023	June 30, 2022	Changes
General and administrative	$34,740	$33,352	$1,388
Salaries and casual wages	16,219	6,246	9,973
Selling and distribution	1,413	107	1,306
Depreciation	2,695	282	2,413
Amortization of web site development	733	380	353
Total operating expenses	$55,800	$40,367	$15,433

Following are the main reasons for the variances in operating expenses of the Company:

General and Administrative Cost

During the three months ended June 30, 2023, general and administrative cost increased by 4% when compared to the same period in 2022.

Salaries and casual wages

Salaries and casual wages increased by $9,973 during the three months ended June 30, 2023 as there was an increase in the total number of staff to support the new projects when compared to the same period in 2022.

Selling and distribution

During the period ended June 30, 2023, marketing expenses increased by $1,306.

Depreciation and Amortization expense

Depreciation and amortization expense had increased by $2,766 during the three months ended June 30, 2023, when compared to the three months ended June 30, 2022.

The Company recorded an operating loss of $38,723 and $37,716 for the period ended June 30, 2023 and June 30, 2022 respectively.

The Company’s other income and (expense) for the three months ended June 30, 2023 and June 30, 2022 amounted to $8,454 and $28,929, respectively. The following table sets forth the Company’s other income and (expense) analysis for both periods:

	June 30, 2023	June 30, 2022	Changes
Interest expense	$(698)	$-	$(698)
Other income	9,132	51,678	(42,546)
Gain / (Loss) on disposals	81	1,939	(1,858)
Bank charges	(58)	(39)	(19)
Exchange (loss) / gain	(1)	(24,649)	24,648
Total other income (expenses)	$8,454	$28,929	$(20,475)

Other income decreased by $20,475 in the three months ended June 30, 2023, when compared to the three months ended June 30, 2022. The main reason for this decrease was the increase in other income.

The loss before provision for income taxes for the three months ended June 30, 2023 and June 30, 2022 amounted to $30,269 and $8,787, respectively.

The net loss for the three months ended June 30, 2023 and June 30, 2022 amounted to $30,133 and $8,787, respectively.

The Company’s comprehensive loss for the three months ended June 30, 2023 and June 30, 2022 amounted to $121,517 and $306,962, respectively.

Comprehensive Income / (Loss):	June 30, 2023	June 30, 2022
(Loss) / gain on foreign currency translation	$(91,384)	$315,749
Net loss	(30,133)	(8,787)
Comprehensive loss	$(121,517)	$306,962

At June 30, 2023 and March 31, 2023, the Company had 88,375,838 and 88,375,838 common shares issued and outstanding, respectively. The weighted average number of shares for the three months ended June 30, 2023 and June 30, 2022 was 88,375,838 and 74,681,773, respectively. The loss per share for both periods was $(0.00) per share and $(0.00) per share, respectively.

D. Financial condition as at June 30, 2023 and March 31, 2023:

Assets:

The Company reported total assets of $474,928 and $466,859 as at June 30, 2023 and March 31, 2023, respectively. 50% of these total assets include intangible assets and 16% of total assets are comprised of prepaid expenses and other current assets of the Company. Our property and equipment include office equipment, computer equipment (Data Processing Equipment), furniture and fittings, web site developments and improvement to leasehold assets having a total net book value of $10,073 and $10,545 as at June 30, 2023 and March 31, 2023, respectively. Furthermore, our current assets as at March 31, 2023 totaled $95,073 and as at June 30, 2023, our current assets were $108,018. These current assets amounted to $108,018, comprised of cash of $5,043, accounts receivable of $20,932, prepaid and other current assets of $77,089 and accrued revenue of $4,954.

Liabilities:

The Company had total liabilities of $2,419,245 and $2,289,522 as at June 30, 2023 and March 31, 2023, respectively. Long term liabilities include balances owed to related parties which are outstanding for more than 12 months. Our current liabilities at March 31, 2023 totaled $1,725,619. We have seen an increase of 6% in current liabilities amounting to $98,167, making total current liabilities of $1,823,786 as at June 30, 2023. These mainly include short-term third-party debt, payroll liabilities, payable to related parties, deferred revenue, taxes payable, accrued liabilities and our day to day operational creditors.

Stockholder’s Deficit:

At March 31, 2023, the Company had stockholders’ deficit of $1,822,663. At June 30, 2023, the Company had stockholders’ deficit of $1,944,317, which represents an increase of $121,654.

The Company had 88,375,838 and 88,375,838 shares issued and outstanding at June 30, 2023 and March 31, 2023, respectively.

E. Liquidity and capital reserves:

The Company had losses from operations amounting to $38,723 and $37,716 for the three months ended June 30, 2023 and 2022, respectively; a total other income (expense) amounting to $8,454 and $28,929 for the three months ended June 30, 2023 and 2022, respectively; and a net loss of $30,133 and $8,787 for the three months ended June 30, 2023 and 2022, respectively.

In summary, our cash flows for the three months ended June 30, 2023 and June 30, 2022 were as follows:

	June 30, 2023	June 30, 2022
Net cash provided by operating activities	$75,573	$(251,006)
Net cash used in investing activities	(619)	(1,693)
Net cash provided by financing activities	-	10,000

Since inception, we have financed our operations primarily through internally generated funds and the use of our lines of credit with several financial institutions. We had $5,043 in cash; net cash provided by operations of $75,573 for the three months ended June 30, 2023; working capital deficit of $1,715,768; and stockholders’ deficit of $1,944,317 as of June 30, 2023.

F. Milestones for next twelve months (2023-2024):

Our specific plan of operations and milestones through June 2024 are as follows:

a) New Cloud Product

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

b) Geographical Expansion with Facetone

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

DUO WORLD, INC.

Date: August 21, 2023	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 21, 2023	/s/ Suzannah Jennifer Samuel Perera
Suzannah Jennifer Samuel Perera
Chief Financial Officer
(Principal Accounting and Financial Officer)

