Form 10-Q
period 2023-09-30
DUO WORLD INC
filed 2023-12-14
CIK 1635136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM ______ TO ______.

Commission File Number: 0-55698

DUO WORLD, INC.

(Exact name of registrant as specified in its charter)

Nevada	35-2517572
(State or other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

c/o Duo Software (Pvt.) Ltd. No. 6, Charles Terrace, Off Alfred Place Colombo 00300, Sri Lanka	00300
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (870) 505-6540

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 11, 2023, there were 88,375,838 outstanding shares of the Registrant’s Common Stock, $.001 par value.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Duo World, Inc. and Subsidiaries

Consolidated Financial Statements

September 30, 2023

CONTENTS

Page(s)

Consolidated Balance Sheets - September 30, 2023 (unaudited) and March 31, 2023	F-3

Consolidated Statements of Operations and Comprehensive Income / (Loss) for the three and six months ended September 30, 2023 and September 30, 2022 (unaudited)	F-4

Consolidated Statements of Cash Flows for the six months ended September 30, 2023 and September 30, 2022 (unaudited)	F-5

Consolidated Statements of Changes in Equity- September 30, 2023 (unaudited) and March 31, 2023	F-6

Notes to the Consolidated Financial Statements (unaudited)	F-7 – F-21

Duo World, Inc. and Subsidiaries

Consolidated Balance Sheets

	Sept. 30, 2023	March 31, 2023
	(Unaudited)	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$11,984	$18,712
Accounts receivable - trade	16,219	1,683
Prepaid expenses and other current assets	76,241	73,904
Accrued revenue	4,624	774
Total Current Assets	109,068	95,073

Non Current Assets
Property and equipment, net of accumulated depreciation of $141,919 and $139,483 respectively	8,672	10,545
Intangible assets, net	236,643	242,627
Lease - Right to use Asset	10,139	14,194
Goodwill	104,420	104,420
Total Non Current Assets	359,874	371,786

Total Assets	$468,942	$466,859

LIABILITIES and SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$431,876	$415,766
Payroll, employee benefits, severance	318,967	309,097
Due to related parties	627,072	600,711
Payable for acquisition	185,762	185,762
Taxes payable	105,632	106,085
Accruals and other payables	115,616	106,855
Deferred revenue	7,642	1,343
Total Current liabilities	1,792,567	1,725,619

Long Term Liabilities
Due to related parties	534,579	534,552
Employee benefit obligation	17,409	14,290
Lease liability	12,097	15,061
Total Long Term liabilities	564,085	563,903

Total liabilities	$2,356,652	$2,289,522

Commitments and contingencies (Note 18)

Shareholders’ Deficit
Ordinary shares: $0.001 par value per share; 400,000,000 shares authorized; 88,375,838 and 88,375,838 shares issued and outstanding, respectively	$88,376	$88,376
Convertible series “A” preferred shares: $0.001 par value per share; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Additional paid in capital	12,293,480	12,293,480
Accumulated deficit	(15,768,960)	(15,708,227)
Accumulated other comprehensive income	1,389,229	1,393,540
Non controlling interest	105,165	105,168
Total shareholders’ deficit	(1,887,710)	(1,822,663)

Total Liabilities and Shareholders´ Deficit	$468,942	$466,859

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended,		For the six months ended,
	Sept. 30, 2023	Sept. 30, 2022	Sept. 30, 2023	Sept. 30, 2022

Revenue	$30,235	$12,702	$49,565	$24,955
Cost of revenue (exclusive of depreciation presented below)	(8,249)	(9,386)	(10,502)	(18,988)
Gross Income	21,986	3,316	39,063	5,967

Operating Expenses
General and administrative	32,951	31,994	67,692	65,346
Salaries and casual wages	16,381	7,054	32,600	13,301
Selling and distribution	1,438	24	2,851	131
Depreciation	2,620	441	5,315	723
Amortization of web site development	725	384	1,458	763
Write off product development cost	-	39,947	-	39,947
Allowance for bad debts	-	27	-	27
Total operating expenses	54,115	79,871	109,916	120,238
Loss from operations	$(32,129)	$(76,555)	$(70,853)	$(114,271)

Other income (expenses):
Interest expense	$(628)	$(27,978)	$(1,326)	$(27,977)
Other income	(7)	1,342	9,125	53,020
Gain / (Loss) on disposals	-	-	81	1,939
Bank charges	(59)	(44)	(118)	(83)
Exchange (loss) / gain	2,356	(7)	2,354	(24,657)
Write off liabilities	-	1,756,440	-	1,756,440
Write off assets	-	(887,319)	-	(887,319)

Total other income (expenses)	1,662	842,434	10,116	871,363

Profit/loss before provision for income taxes:	$(30,467)	$765,879	$(60,737)	$757,092

Tax Expense :
Provision for income taxes	-	-	-	-
Foreign taxes – withheld	-	-	-	-
Profit/(loss)	$(30,467)	$765,879	$(60,737)	$757,092

Profit/(loss) attributable to non controlling interest	133	(97)	(4)	(97)

Net Profit/(loss)	$(30,600)	$765,976	$(60,733)	$757,189

Basic and Diluted Loss per Share	$(0.00)	$0.01	$(0.00)	$0.01

Basic and Diluted Weighted Average Number of Shares Outstanding	138,375,838	125,171,581	138,375,838	124,928,015

Comprehensive Income (Loss):
Unrealized foreign currency translation (loss) gain	$87,073	$22,327	$(4,311)	$338,076
Profit/(loss)	(30,600)	765,976	(60,733)	757,189
Comprehensive Income/ (Loss)	$56,473	$788,303	$(65,044)	$1,095,265

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Period ended,
	Sept. 30, 2023	Sept. 30, 2022
Operating activities:
Profit/(loss) before provision for income taxes	$(60,733)	$757,189

Adjustments to reconcile loss before provision for income taxes to cash provided by operating activities:
Depreciation and amortization	8,860	1,486
Bad debts		27
Amortization of product Development cost	-	15,801
Product development cost written off	-	39,947

Changes in assets and liabilities:
Fixed deposits	-	(25,059)
Accounts receivable - trade	(14,536)	(11,042)
Prepayments	(6,187)	16,097
Lease - Right to use Asset	1,968	-
Related party receivables	-	(6,974)
Accounts Payable	16,111	(68,648)
Payroll, employee benefits, severance	9,869	(68,893)
Short term overdraft	-	(33)
Due to related parties	26,388	(1,258,478)
Taxes payable	(453)	(22,261)
Retirement Benefit	3,120	(4,421)
Lease liability	(2,964)	-
Accruals and other payables	15,060	31,938
Net cash provided by operating activities	$(3,497)	$(603,324)

Investing activities:
Acquisition of property and equipment	(798)	-
Sale proceeds of disposal of Property and Equipment	81	-
Intangible assets	-	(200,000)
Development cost transferred	-	114,436
Goodwill	-	(104,420)
Non controlling interest	(3)	111,298

Net cash used in investing activities	$(720)	$(78,686)

Financing activities:
Proceeds from issuance of common Stock	-	2,919
Additional paid in capital	-	22,081
Net cash provided by financing activities	$-	$25,000

Effect of exchange rate changes on cash	(2,511)	646,359
Net decrease in cash	$(6,728)	$(10,651)
Cash, beginning of period	18,712	23,613

Cash, end of period	$11,984	$12,962

Supplemental disclosure of cash flow information:
Cash paid for interest	$628	$27,977

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common shares issued for services	$-	$-

Amortization of Operating Lease	$2,087	$-

The accompanying notes are an integral part of these consolidated financial statements.

Duo World, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Deficit

	Common Share Capital		Preferred Share Capital		Additional Paid-in	Accumulated	Other Comprehensive	Non Controlling	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Deficit

March 31, 2022	74,109,896	74,110	5,000,000	5,000	12,190,746	(16,375,232)	1,245,916		(2,859,460)

Stock issued	14,265,942	14,266	-	-	102,734	-	-	-	117,000

Net profit	-	-	-	-	-	667,005	-	-	667,005

Other comprehensive income	-	-	-	-	-	-	147,624	-	147,624

Non controlling interest	-	-	-	-	-	-	-	105,168	105,168

March 31, 2023	88,375,838	88,376	5,000,000	5,000	12,293,480	(15,708,227)	1,393,540	105,168	(1,822,663)

Net profit	-	-	-	-	-	(30,133)	-	-	(30,133)

Other comprehensive income	-	-	-	-	-	-	(91,384)	-	(91,384)

Non controlling interest	-	-	-	-	-	-	-	(136)	(136)

June 30, 2023	88,375,838	88,376	5,000,000	5,000	12,293,480	(15,738,360)	1,302,156	105,032	(1,944,317)

Net profit	-	-	-	-	-	(30,600)	-	-	(30,600)

Other comprehensive income	-	-	-	-	-	-	87,073	-	87,073

Non controlling interest	-	-	-	-	-	-	-	133	133

September 30, 2023	88,375,838	88,376	5,000,000	5,000	12,293,480	(15,768,960)	1,389,229	105,165	(1,887,710)

The accompanying notes are an integral part of these consolidated financial statements.

Duo World Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

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

As reflected in the accompanying consolidated financial statements, the Company had a net profit/ (loss) of $(60,733) and $757,189 for the six months ended September 30, 2023 and 2022, respectively; net cash provided by operations of $(3,497) and $(603,324) for the six months ended September 30, 2023 and 2022, respectively; working capital deficit of $1,683,499 and $1,630,547 as of September 30, 2023 and March 31, 2023, respectively; outstanding statutory dues towards employee provident fund and employee trust fund of $223,325 and $220,790, as of September 30, 2023 and March 31, 2023, respectively; and a stockholders´ deficit of $1,887,710 and $1,822,663 as of September 30, 2023 and March 31, 2023, respectively.

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

Note 3 - Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated Financial Statements include the accounts and transactions of DSSL, DSS and Duo (Successor). Duo World Inc. is the parent company of its 100% subsidiaries Duo Software (Pvt.) Limited (DSSL), Duo Software Pte. Limited (DSS) and 80% subsidiary of Dial Desk Pte. Limited. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2023, and March 31, 2023, there were no cash equivalents.

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

For the six months ended September 30, 2023 and 2022, the Company received only cash as consideration for sale of licenses and related services rendered.

For the six months ended September 30, 2023 and 2022, the Company had following concentrations of revenues with customers:

Customer	September 30, 2023	September 30, 2022

A	10.26%	27.70%
B	14.26%	23.70%
C	20.01%	24.30%
D	7.64%	14.35%
E	0.00%	6.29%
F	41.06%	0.00%
Other misc. customers	6.77%	3.66%
	100.00%	100.00%

For the six months ended September 30, 2023 and 2022, the company had following sales by products:

Product	September 30, 2023	September 30, 2022

Facetone	$43,220	$19,805
Software hosting and reselling	6,345	5,150
	$49,565	$24,955

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

Deferred Revenue - Deferred revenue represents advance payments for software licenses, services, and maintenance billed in advance of the time revenue is recognized. As at September 30, 2023 and March 31, 2023 the Company recognized deferred revenue $7,642 and $1,343, respectively.

Accrued Revenue/Unbilled Accounts Receivable - Accrued revenue/Unbilled accounts receivable primarily occur due to the timing of the respective billings, which occur subsequent to the end of each reporting period. As at September 30, 2023 and March 31, 2023, unbilled /accrued revenues were $4,624 and $774, respectively.

The Company had no contract liabilities and assets recognized for cost to fulfill a requirement of a customer as at September 30, 2023.

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

During the six months ended September 30, 2023, no product research and development cost was capitalized as “Intangible assets”.

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expenses were incurred during the six months ended September 30, 2023 and 2022.

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

Comprehensive Income

The Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income from April 1, 2015 through September 30, 2023, includes only foreign currency conversion gains (losses), and is presented in the Company’s consolidated statements of comprehensive income.

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the periods ending on September 30, 2023 and March 31, 2023 were as follows:

Foreign Currency Translation gains (losses)

Balance, March 31, 2023	$1,393,540
Translation rate gain (loss)	(91,384)
Balance, June 30, 2023	$1,302,156
Translation rate gain (loss)	87,073
Balance, September 30, 2023	$1,389,229

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

Purchase consideration of 20 % was paid – off by transferring the product cost CRM knowledge of ‘Facetone’, staff effort and knowledge transfer valued for USD Two Hundred Thousand ($ 200,000/), and the balance 35% will be paid by Duo to DDPL upon completion of the following milestones as agreed by both parties.

1.	$65,000 Within 3 months of marketing visibility.
2.	$75,000 Within 3 months of reaching 75 paid user licenses.
3.	$85,000 Within 3 months of reaching 150 paid user licenses.
4.	$125,000 Within 45 days of break-even.

Note 6 – Accounts Receivable

Following is a summary of accounts receivable as at September 30, 2023 and March 31, 2023:

	September 30, 2023	March 31, 2023
Accounts receivable – Trade	$34,895	$29,224
Less: Provision for doubtful debts	(18,676)	(27,541)
	$16,219	$1,683

As at September 30, 2023 and March 31, 2023, the Company had following concentrations of accounts receivables with customers:

Customer	September 30, 2023	March 31, 2023
A	3.53%	39.51%
B	25.67%	43.51%
C	19.76%	0.00%
D	0.00%	16.98%
E	2.61%	0.00%
F	48.43%	0.00%
	100.00%	100.00%

Note 7– Prepaid Expenses and Other Current Assets

Following is a summary of prepaid expenses and other current assets as at September 30, 2023 and March 31, 2023:

	September 30, 2023	March 31, 2023
Dial Desk (Pvt) Ltd	$58,282	$57,475
Security deposits	9,221	9,361
David E. Wise IOLTA account	2,781	4,780
Prepayments	5,880	1,865
Other receivables	77	423
	$76,241	$73,904

Note 8– Property and Equipment

Following table illustrates net book value of property and equipment as at September 30, 2023 and March 31, 2023:

	September 30, 2023	March 31, 2023
Office equipment	$992	$992
Furniture & fittings	66,550	66,547
Computer equipment (data processing equipment)	57,702	57,143
Improvements to lease hold assets	5,254	5,254
Website development	20,093	20,092
	150,591	150,028
Accumulated depreciation and amortization	(141,919)	(139,483)
Net fixed assets	$8,672	$10,545

Depreciation and amortization expense for the six months ended September 30, 2023 and 2022 was $6,773 and $1,486, respectively.

Note 9 – Intangible assets

Intangible assets comprise of capitalization of certain costs pertaining to products development which meets the criteria as set forth above under Note 3. Following table illustrates the movement in intangible assets as at September 30, 2023 and March 31, 2023:

	September 30, 2023	March 31, 2023
Opening balance	$242,627	$251,439
Add: Costs capitalized during the period	-	200,000
Less: Amortization		(23,843)
Cost transferred	-	(114,436)
Cost Written off	-	(39,803)
Translational gain/ (loss)	(5,984)	(30,730)
Net Intangible Assets	$236,643	$242,627

Note 10 – Accounts Payable

Following is a summary of accounts payable as at September 30, 2023 and March 31, 2023:

	September 30, 2023	March 31, 2023
Accounts payable- employees	$244,767	$219,346
Supplier payable	78,390	87,369
Canagey Capital (Pvt) Ltd	40,399	40,397
Other supplier payable	38,104	38,101
EPSI Computers (Pvt) Ltd	18,375	18,374
Due to Guha Takurta	11,841	12,179
	$431,876	$415,766

Note 11 – Due to Related Parties

Due to Related Parties – Short term

From time to time, the Company receives advances from related parties such as management, directors or principal shareholders in the normal course of business. Loans and advances received from related parties are unsecured and non-interest bearing. Balances outstanding to these persons for less than 12 months are presented under current liabilities in the accompanying consolidated financial statements. As of September 30, 2023, and March 31, 2023, the Company owed directors $627,072 and $600,711, respectively.

Due to Related Parties – Long term

Balances outstanding to related parties for more than 12 months are presented under long-term liabilities in the accompanying consolidated financial statements. As of September 30, 2023, and March 31, 2023, the Company owed directors $534,579 and $534,552, respectively.

Note 12 – Taxes Payables

Taxes payable comprised of items listed below as at September 31, 2023 and March 31, 2023:

	September 30, 2023	March 31, 2023
PAYE	$97,920	$98,967
ESC Payable	4,927	4,927
WHT payable	2,782	2,188
Stamp duty payable	3	3
	$105,632	$106,085

Note 13 – Accruals and Other Payables

Following is a summary of accruals and other payables as at September 30, 2023 and March 31, 2023:

	September 30, 2023	March 31, 2023
Accruals	$81,497	$76,331
Other payables	17,000	17,000
Accrued interest	9,910	9,910
Audit fee payable	7,209	3,614
	$115,616	$106,855

Note 14 – Cost of Revenue

Following is the summary of cost of revenue for the six months ending September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Purchases/ hosted servers	$5,555	$361
Support services	4,223	2,754
Software QA Services	310	-
Product development cost written off	-	15,801
Other external services	414	72
	$10,502	$18,988

Note 15 – General and Administrative Expenses

Following is the summary of general and administrative expenses for the six months ending September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022

Consulting fee	$22,396	$31,438
Other professional services	9,550	5,771
Legal fees	9,000	9,000
Audit fee	5,855	5,147
Gratuity	3,171	467
OTC market fee	3,000	3,000
Project management services	2,790	-
Transfer agent fees	1,850	900
Software rentals	1,562	470
Electricity charges	1,364	387
Office maintenance	1,313	573
Internet charges	1,288	873
Secretarial fees	1,193	549
Office rent	810	3,119
Telephone charges	771	768
Staff welfare	597	487
Professional fees	409	396
Computer maintenance	261	220
Printing and stationery	70	424
Stamp duty expenses	56	36
Filling fee and subscription	44	974
Penalties/ late payment charges	-	15
Other expenses	342	332
	$67,692	$65,346

Note 16 – Selling and Distribution Expenses

The selling and distribution expenses for the six months ending September 30, 2023 and 2022 were $2,851 and $131, respectively.

Note 17 - Equity

(A) Common Stock

As at September 30, 2023, the Company had 400,000,000 authorized common shares having a par value of $0.001. The common shares have been designated with the following rights:

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

During the six months ended September 30, 2023, the Company has not issued Common shares.

(B) Preferred Stock

As at September 30, 2023, the Company had 10,000,000 authorized series “A” preferred shares having a par value of $0.001 per share.

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
		$6,865

Note 19 – Leases

The Company’s short-term leases primarily consist of office spaces with the lease term less than or equal to 12 months. The total short- term lease expenses and cash paid for the period ended September 30, 2023 and March 31, 2023 are $810 and $3,119, respectively. The Company has one operating lease as at September 30, 2023.

As per ASC 842, the Company has created a right of use lease asset of $ 10,139 and right of use liability of $ 12,097 as at September 30, 2023.

The following costs are related to the operating lease of the Company for the period ended September 30, 2023:

Components of total lease cost:	September 30, 2023
Operating lease depreciation	2,001
Operating lease interest	599
Total lease cost	2,600

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

Our MD&A is comprised of the following sections:

A.	Business Overview

B.	Critical Accounting Policies

C.	Results of operations for the three months ended September 30, 2023 and September 30, 2022

D.	Results of operations for the six months ended September 30, 2023 and September 30, 2022

E.	Financial condition as at March 31, 2023 and September 30, 2023

F.	Liquidity and capital reserves

G.	Milestones for next twelve months

A. Business overview:

Duo World, Inc. (hereinafter referred to as “Successor” or “Duo”), a reporting Company since September 26, 2016, was organized under the laws of the state of Nevada on September 19, 2014. Duo Software (Pvt.) Limited (hereinafter referred to as “DSSL” or “Predecessor”), a Sri Lanka based company, was incorporated on September 22, 2004, in the Democratic Socialist Republic of Sri Lanka, as a limited liability company. Duo Software (Pte.) Limited (hereinafter referred to as “DSS” or “Predecessor”), a Singapore based company, was incorporated on June 5, 2007 in the Republic of Singapore as a limited liability company. Dial Desk (Pte) Limited, a Singapore based company, was incorporated on September 30, 2022.

Effective December 3, 2014, DSSL and DSS executed a reverse recapitalization with Duo. On September 30, 2022 Duo acquired its 80% own subsidiary Dial Desk (Pte) Limited (hereinafter referred to as “DDPL”. Duo (“Successor”) is a holding company that conducts operations through its wholly-owned subsidiaries, DSSL, DSS (“Predecessors”) and DDPL in Sri Lanka and Singapore. The consolidated entity is referred to as the “Company.” The Company, having its development center in Colombo, Sri Lanka, specializes in the space of Customer Life Cycle Management & Contact Center solutions and Business Intelligence in the Asia Pacific Region. Driven by innovation, Duo World has served the enterprises in many ways, including efficiency, cost reduction, revenue optimization and continuous value addition to their product or service offerings.

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

C. Results of operations for the three months ended September 30, 2023 and September 30, 2022:

The Company had revenues amounting to $27,078 and $10,059, respectively, for three months ended September 30, 2023 and September 30, 2022. This was mainly due to an increase in revenue generated by Facetone. Following is a breakdown of revenues for both periods:

	September 30, 2023	September 30, 2022	Changes

Facetone	$27,078	$10,059	$17,019
Software hosting and reselling	3,157	2,643	514
	$30,235	$12,702	$17,533

Total revenue for the three months ended September 30, 2023 increased by $17,533 when compared to September 30, 2022. The increase in revenue is a result of the revenue generated from the new customer contracts.

For the three months ended September 30, 2023 and September 30, 2022, the Company had the following concentrations of revenues with customers,

Customer	September 30, 2023	September 30, 2022

A	12.23%	22.73%
B	3.47%	27.22%
C	21.68%	25.76%
D	5.92%	14.14%
E	51.27%	0.00%
Other misc. customers	5.43%	10.15%
	100%	100%

The total cost of sales amounted to $8,249 and $9,386 for the three months ended September 30, 2023 and September 30, 2022, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	September 30, 2023	September 30, 2022	Changes
Hosted Solution - Server & Other equipment	$5,379	$-	$5,379
Support services	2,417	1,505	912
Software QA services	310	-	310
Purchases	97	181	(84)
Product development cost written off	-	7,664	(7,664)
Other external services	46	36	10
	$8,249	$9,386	$(1,137)

The gross income for the three months ended September 30, 2023 and September 30, 2022 amounted to $21,986 and $3,316, respectively.

The total operating expenditure amounted to $54,115 and $79,871 for the three months ended September 30, 2023 and September 30, 2022, respectively. Operating expenditure decreased by $25,756 during the three months ended September 30, 2023 when compared to the operating expenditure of the same period in 2022. The following table sets forth the Company’s operating expenditure analysis for both periods:

	September 30, 2023	September 30, 2022	Changes
General and administrative expenses	$32,951	$31,994	$957
Salaries and benefits	16,381	7,054	9,327
Selling and distribution expenses	1,438	24	1,414
Depreciation	2,620	441	2,179
Amortization of web site development	725	384	341
Write off product development cost	-	39,947	(39,947)
Allowance for bad debts	-	27	(27)
Total operating expenses	$54,115	$79,871	$(25,756)

Following are the main reasons for the variances in operating expenses of the Company:

General and Administrative Cost

During the three months ended September 30, 2023, general and administrative cost increased by $957 when compared to the same period in 2022.

Salaries and benefits

Salaries and benefits increased by $9,327 during the three months ended September 30, 2023, when compared to the same period in 2022, due to increase in number of customer support engineers.

Selling and distribution

Marketing expenses increased by $1,414 during the period ended September 30, 2023, when compared to the same period in 2022.

Depreciation and Amortization expense

Depreciation and amortization expense recorded an increase of $2,520 during the three months ended September 30, 2023, when compared to the three months ended September 30, 2022.

Write off product development cost

Company recorded product development cost write of $39,947 for the period ended September 30, 2022 whereas no expenses were recorded for the period ended September 30, 2023.

Allowance for bad debts

Bad debt provision of $27 was created in the three months period ended September 30, 2022, whereas no provision was created during the three months ended September 30, 2023.

The Company’s other income for the three months ended September 30, 2023 and September 30, 2022 amounted to $1,662 and $842,434, respectively. The following table sets forth the Company’s other income and (expense) analysis for both periods:

	September 30,	September 30,
	2023	2022	Changes
Interest expense	$(628)	$(27,978)	$27,350
Other income	(7)	1,342	(1,349)
Bank charges	(59)	(44)	(15)
Exchange gain / (loss)	2,356	(7)	2,363
Write off liabilities	-	1,756,440	(1,756,440)
Write off assets	-	(887,319)	887,319
Total other Income /(expenses)	$1,662	$842,434	$(840,772)

Other income decreased by $840,772 in the three months ended September 30, 2023, when compared to the three months ended September 30, 2022. The main reason for this decrease was the write off liabilities recorded in 2022.

The profit / (loss) before provision for income taxes for the three months ended September 30, 2023 and September 30, 2022 amounted to $(30,467) and $765,879, respectively.

The net profit / (loss) for the three months ended September 30, 2023 and September 30, 2022 amounted to $(30,600) and $765,976, respectively.

The Company’s comprehensive profit/ (loss) for the three months ended September 30, 2023 and September 30, 2022 amounted to $56,473 and $788,303, respectively.

Comprehensive Income / (Loss):	September 30, 2023	September 30, 2022
(Loss) / gain on foreign currency translation	$87,073	$22,327
Net loss	(30,600)	765,976
Comprehensive profit / (loss)	$56,473	$788,303

At September 30, 2023 and September 30, 2022, the Company had 88,375,838 and 77,029,038 common shares issued and outstanding, respectively. The weighted average number of shares for the three months ended September 30, 2023 and, 2022 was 88,375,838 and 75,171,581, respectively. The earning per share for both periods was $(0.00) per share and $0.01 per share, respectively.

D. Results of operations for the six months ended September 30, 2023 and September 30, 2022:

The Company had revenues amounting to $49,565 and $24,955, respectively, for six months ended September 30, 2023 and September 30, 2022. Following is a breakdown of revenues for both periods:

	September 30, 2023	September 30, 2022	Changes

Facetone	$42,220	$19,805	$23,415
Software hosting and reselling	6,345	5,150	1,195
	$49,565	$24,955	$24,610

Total revenue for the six months ended September 30, 2023 increased by $24,610 when compared to six months ended September 30, 2022. The increase is mainly due to the revenue generated from new customer contracts.

For the six months ended September 30, 2023 and September 30, 2022, the Company had the following concentrations of revenues with customers:

Customer	September 30, 2023	September 30, 2022

A	14.26%	23.70%
B	10.26%	27.70%
C	20.01%	24.30%
D	7.64%	14.35%
E	41.06%	0.00%
Other misc. customers	6.77%	9.95%
	100%	100%

The total cost of sales amounted to $10,502 and $18,988, for the six months ended September 30, 2023 and 2022, respectively. The following table sets forth the Company’s cost of sales breakdown for both periods:

	September 30, 2023	September 30, 2022	Change

Hosted Solution - Server & Other equipment	$5,555	$361	$5,194
Developer Support and implementation	4,223	2,754	1,469
Software QA services	310	-	310
Product development cost written off	-	15,801	(15,801)
Other external services	414	72	342
Total cost of sales	$10,502	$18,988	$(8,486)

Cost of sales decreased by 45% during the six months ended September 30, 2023 when compared to the six months ended September 30, 2022. Decrease in product development cost written off was the main contributor to the decrease in cost of sales.

The gross income for the six months ended September 30, 2023 and 2022 amounted to $39,063 and $5,967, respectively.

The total operating expenditures amounted to $109,916 and $120,238, for the six months ended September 30, 2023 and 2022, respectively. The following table sets forth the Company’s operating expenditure analysis for both periods:

	September 30, 2023	September 30, 2022	Change

General and administrative	$67,692	$65,346	$2,346
Salaries and benefits	32,600	13,301	19,299
Selling and distribution	2,851	131	2,720
Depreciation	5,315	723	4,592
Amortization of web site development	1,458	763	695
Write off product development cost	-	39,947	(39,947)
Allowance for bad debts	-	27	(27)
Total operating expenses	$109,916	$120,238	$(10,322)

Following are the main reasons for the variances in operating expenses of the Company:

General and Administrative Cost

The general and administrative expenditure increased by $2,346 in the six months ended September 30, 2023 when compared with the six months ended September 30, 2022.

Salaries and benefits

Salaries and benefits increased by $19,299 during the six months ended September 30, 2023 when compared to the same period in 2022.

Selling and distribution

There is an increase of $2,720 on account of expenditure incurred for selling and distribution activities during the six months ended September 30, 2023, when compared with the six months ended September 30, 2022.

Depreciation and amortization of web site development

Depreciation and amortization expense have increased by $5,287 during the six months ended September 30, 2023, when compared to the six months ended September 30, 2022.

Write off product development cost

Company recorded product development cost write of $39,947 for the period ended September 30, 2022, whereas no expenses were recorded for the period ended September 30, 2023.

Allowance for bad debts

Allowance for bad debts decreased by $27 during the six months ended September 30, 2023 when compared to the six months ended September 30, 2022.

The loss from operations for the six months ended September 30, 2023 and September 30, 2022 were $70,853 and 114,271, respectively.

The Company’s other income for the six months ended September 30, 2023 and 2022 amounted to $10,116 and $871,363, respectively. The following table sets forth the Company’s other income analysis for both periods:

	September 30,	September 30,
	2023	2022	Change

Interest expense	$(1,326)	$(27,977)	$26,651
Other income	9,125	53,020	(43,895)
Gain / (Loss) on disposals	81	1,939	(1,858)
Bank charges	(118)	(83)	(35)
Exchange (loss) / gain	2,354	(24,657)	27,011
Write off liabilities	-	1,756,440	(1,756,440)
Write off assets	-	(887,319)	887,319
Total other income (expenses)	$10,116	$871,363	$(861,247)

Other income decreased by $861,247, during the six months ended September 30, 2023, when compared with the six months ended September 30, 2022. Liabilities write off in six months ended September 30, 2022 was the main reason for the decrease in other income.

The profit/ (loss) before provision for income taxes for the six months ended September 30, 2023 and 2022 amounted to $(60,737) and $757,092, respectively.

The net profit/ (loss) for the six months ended September 30, 2023 and 2022 amounted to $(60,733) and $757,189, respectively.

The Company’s comprehensive profit/ (loss) for the six months ended September 30, 2023 and 2022 amounted to $(65,044) and $1,095,265, respectively.

Comprehensive Loss:	September 30, 2023	September 30, 2022
Unrealized foreign currency translation (loss)\ gain	$(4,311)	$338,076
Net profit / (loss)	(60,733)	757,189
Comprehensive profit / (loss)	$(65,044)	$1,095,265

At September 30, 2023 and March 31, 2023, the Company had 88,375,838 and 88,375,838 common shares issued and outstanding, respectively. The weighted average number of shares for the six months ended September 30, 2023 and September 30, 2022 was 88,375,838 and 74,928,015, respectively. The earning per share for both periods was $(0.00) per share and $0.01 per share, respectively.

E. Financial condition as at September 30, 2023 and March 31, 2023:

Assets:

The Company reported total assets of $468,942 and $466,859 as at September 30, 2023 and March 31, 2023, respectively. 50% of these total assets include intangible assets and 16% of total assets are comprised of prepaid expenses and other current assets of the Company. Our property and equipment include office equipment, computer equipment (Data Processing Equipment), furniture and fittings, web site developments and improvement to leasehold assets having a total net book value of $8,672 and $10,545 as at September 30, 2023 and March 31, 2023, respectively. Furthermore, our current assets as at March 31, 2023 totaled $95,073 and as at September 30, 2023, our current assets were $109,068. These current assets amounted to $109,068, comprised of cash of $11,984, accounts receivable of $16,219, prepaid and other current assets of $76,241, and accrued revenue of $4,624.

Liabilities:

The Company had total liabilities of $2,356,652 and $2,289,522 as at September 30, 2023 and March 31, 2023, respectively. Long term liabilities include balances owed to related parties which are outstanding for more than 12 months. Our current liabilities at March 31, 2023 totaled $1,725,619. We have seen an increase of 4% in current liabilities amounting to $66,948, making total current liabilities of $1,792,567 as at September 30, 2023. These mainly include short term third party debt, payroll liabilities, payable to related parties, deferred revenue, taxes payable, accrued liabilities and our day to day operational creditors.

Stockholder’s Deficit:

At March 31, 2023, the Company had stockholders’ deficit of $1,822,663. At September 30, 2023, the Company had stockholders’ deficit of $1,887,710 which represents an increase of 4%.

The Company had 88,375,838 and 88,375,838 shares issued and outstanding at September 30, 2023 and March 31, 2023, respectively.

F. Liquidity and capital reserves:

The Company had profit/ (loss) from operations of $(32,129) and $(76,555) for the three months ended September 30, 2023 and 2022, respectively; a total other income (expense) amounting to $1,662 and $842,434 for the three months ended September 30, 2023 and 2022, respectively; and a net profit/(loss) of $(30,600) and $765,976 for the three months ended September 30, 2023 and 2022, respectively.

In summary, our cash flows for the six months ended September 30, 2023 and September 30, 2022 were as follows:

	September 30, 2023	September 30, 2022
Net cash provided by operating activities	$(3,497)	$(603,324)
Net cash used in investing activities	(720)	(78,686)
Net cash provided by financing activities	-	25,000

Since inception, we have financed our operations primarily through internally generated funds and the use of our lines of credit with several financial institutions. We had $11,984 in cash; net cash provided by operations of $(3,497), for the six months ended September 30, 2023; working capital deficit of $1,683,499; and stockholders’ deficit of $1,887,710 as of September 30, 2023.

G. Milestones for next twelve months (2023-2024):

Our specific plan of operations and milestones through September 2024 are as follows:

1)	New Cloud Product

The Company is now ready to capitalize on the opportunities that have arisen post-Covid for “communication and collaboration software products.” The new cloud product DialDesk had its soft launch on October 5, 2022 and currently the Company is building brand awareness. The product is initially being marketed online to the south east Asian market, as a test market. DialDesk will be marketed to other markets thereafter. This will enable us to reach new geographical locations where we do not have physical presence or partnerships.

2)	Geographical Expansion

We have signed partnership agreements with systems integrators and resellers in Sri Lanka and are in the process of signing with a few others in the region to promote Facetone.

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

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None

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

DUO WORLD, INC.

Date: December 14, 2023	/s/ Muhunthan Canagasooryam
Muhunthan Canagasooryam
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 14, 2023	/s/ Suzannah Jennifer Samuel Perera
Suzannah Jennifer Samuel Perera
Chief Financial Officer
(Principal Accounting and Financial Officer)

